Form 10QSB
period 1996-09-30
EMERGING DELTA CORP
filed 1996-11-12
CIK 904145

                                       SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
          September
          30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 33-61892-FW

                                           EMERGING DELTA CORPORATION
                        (Exact Name of small business issuer as specified in
                         its Charter)


            Delaware                                              72-1235451
(State or other Jurisdiction of                                  I.R.S. Employer
Incorporation or Organization                                Identification No.)

                                 220 Camp Street, New Orleans, Louisiana  70130
(Address of Principal Executive Offices)                            (Zip Code)

                                                 (504) 524-1801
                           (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                             43,600
----------------------------------                           -------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 1996

Exhibit Index - NONE.




                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1996                           1996

Current Assets
        Cash and cash equivalents                           $      293,230                 $     297,769

Interest receivable                                                    179                           179


Total Current Assets                                               293,409                       297,948

Other Assets - Organization Costs                                      700                           840

Total Assets                                                $      294,109                 $     298,788


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       2,028


Total Current Liabilities                                                                          2,028

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Retained Earnings                                                  (1,705)                           946

Total Stockholders' Equity                                         294,109                       296,760

Total Liabilities and Stockholders' Equity                  $      294,109                 $     298,788



                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.


                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995


REVENUES -

     Interest Income                             $       7,885        $         11,156      $        3,996      $         3,156

COSTS AND EXPENSES
     General and Administrative                         10,536                  10,501               5,527                5,608

TOTAL COSTS AND EXPENSES                                10,536                  10,501               5,527                5,608

NET INCOME (LOSS) BEFORE TAX                           (2,651)                     655             (1,531)              (2,452)

CURRENT TAX PROVISIONS

NET INCOME (LOSS)                                      (2,651)                     655             (1,531)              (2,452)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $       (.06)        $            .02      $        (.04)      $         (.06)
































                                The  accompanying  notes are an integral part of
these financial statements.


                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $     (2,651)        $            655      $      (1,531)      $       (2,452)
     Add item not requiring
          the use of cash-
          amortization                                     140                     140                  70                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     Increase (decrease)
          accrued expenses
     (Increase) decrease in due
          from related party                                                                                                200
     Increase (decrease) in
          accounts payable                             (2,028)                   (750)                                    (750)
     Increase (decrease) in
          taxes payable                                                          (872)                                    (130)
     Increase (decrease) in due
          to stockholder

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                           (4,539)                   (827)             (1,461)              (3,062)

CASH FLOWS FROM
FINANCING ACTIVITIES

  Issuance of common stock

  Increase in Deferred
     Offering Costs

    CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                            (4,539)                   (827)             (1,461)              (3,062)

CASH BALANCE - BEGINNING                               297,769                 301,643             294,691              303,878

CASH BALANCE - ENDING                            $     293,230        $        300,816      $      293,230      $       300,816

                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                             (All information as of September 30, 1996 and 1995
                              is unaudited)

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

       The financial statements for the three and six months ended September 30, 1996 and 1995 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and the cash flows for the three and six months ended September 30, 1996 and 1995. The results of operations for the three and six months ended September 30, 1995 have been adjusted from the amounts previously reported to reflect amortization expense.

       The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

3.     RELATED PARTY TRANSACTIONS

       The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. As of September 30, 1996, no services had been billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has not commenced operations. Expenses for the three and six months ended September 30, 1996 and 1995 include consulting fees of $3,750 and $7,500, respectively.

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

                  3.1               Restated Certificate of Incorporation*
                  3.2               Bylaws*

                  3.3               Proposed Certificate of Amendment to the
                                     Restated Certificate of Incorporation*

       10.        Material Contracts

                  10.1              1993 Stock Option Plan*
                  10.2              Form of Stock Option Agreements with Messrs.
                                   Keenan, Killeen, Jarrell and Chaffe with
                                    Schedule of Details*



* Incorporated by reference to such exhibit as filed with the Company's registration statement on Form SB-2, file no. 33- 61892-FW (the "Registration Statement") on April 29, 1993.

                  (b)                 Reports on Form 8-K: None

                                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:         November 2, 1996                           By:  /s/ Burt H. Keenan
              --------------------------                      ------------------
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