Form 10QSB
period 1997-06-30
EMERGING DELTA CORP
filed 1997-08-08
CIK 904145

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                                           43,600
-----------------------------------        -------------------------------------
Title of Class                                    Number of Shares outstanding
                                                            at June 30, 1997



                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      291,793                 $     290,442
        Interest Receivable                                             --                         2,087

Total Current Assets                                               291,793                       292,529

Other Assets - Organization costs                                      490                           560

Total Assets                                                $      292,283                 $     293,089


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       1,050
        Taxes payable

Total Current Liabilities                                                                          1,050

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Retained Earnings                                                  (3,531)                       (3,775)

Total Stockholders' Equity                                         292,283                       292,039

Total Liabilities and Stockholders' Equity                  $      292,283                 $     293,089







                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                       EMERGING DELTA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS




                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1997         June 30, 1996


REVENUES - Interest Income                                              $         4,029        $       3,888

COSTS AND EXPENSES
     General and Administrative                                                   3,785                5,008
TOTAL COSTS AND EXPENSES                                                          3,785        $       5,008

NET INCOME (LOSS) BEFORE TAX                                                        244              (1,120)

NET INCOME (LOSS)                                                       $           244        $     (1,120)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                                     .006        $      (.026)
























                               The  accompanying  notes are an integral  part of
these financial statements.



                                                       EMERGING DELTA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1997         June 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                                              244        $     (1,120)
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     Amortization                                                                    70                   70
     Increase (decrease) in accounts payable                                    (1,050)              (2,028)
     Decrease (increase) in Interest receivable                                   2,087                   --
     CASH (USED) PROVIDED BY OPERATING
          ACTIVITIES                                                              1,351              (3,078)


INCREASE (DECREASE) IN CASH                                                       1,351              (3,078)

CASH BALANCE - BEGINNING                                                        290,442              297,769

CASH BALANCE - ENDING                                                   $       291,793        $     294,691



















                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
           (All information as of June 30, 1997 and 1996 is unaudited)

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

       The financial statements for the three months ended June 30, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months ended June 30, 1997 and 1996 and the cash flows for the three months ended June 30, 1997 and 1996.

       The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1997, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1997 and 1996 include consulting fees of $2,250 and $3,750, respectively.



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


Date:         August 8, 1997                            By:  /s/Jerry W. Jarrell
              --------------------------                     -------------------
                                                                Jerry W. Jarrell
                            Chief Financial Officer and duly authorized officer