Form 10QSB
period 1997-09-30
EMERGING DELTA CORP
filed 1997-11-14
CIK 904145

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September
          30, 1997

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                         43,600
----------------------------------                         -------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 1997

Exhibit Index - NONE.


                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      292,149                 $     290,442

Interest receivable                                                    884                         2,087


Total Current Assets                                               293,033                       292,529

Other Assets - Organization Costs                                      420                           560

Total Assets                                                $      293,453                 $     293,089


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       1,050

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Accumulated Deficit                                                (2,361)                       (3,775)

Total Stockholders' Equity                                         293,453                       292,039

Total Liabilities and Stockholders' Equity                  $      293,453                 $     293,089









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




                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997        Sept. 30, 1996


REVENUES -

     Interest Income                             $       8,207        $          7,885      $        4,179      $         3,996

COSTS AND EXPENSES
     General and Administrative                          6,793                  10,536               3,009                5,527

TOTAL COSTS AND EXPENSES                                 6,793                  10,536               3,009                5,527

NET INCOME (LOSS)                                        1,414                 (2,651)               1,170              (1,531)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .03        $          (.06)      $          .03      $         (.04)




































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



                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997        Sept. 30, 1996

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       1,414        $        (2,651)      $        1,170      $       (1,531)
     Add item not requiring
          the use of cash-
          amortization                                     140                     140                  70                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          interest receivable                            1,203                                       (884)
     Increase (decrease) in
          accounts payable                             (1,050)                 (2,028)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             1,707                 (4,539)                 356              (1,461)

INCREASE (DECREASE) IN CASH                              1,707                 (4,539)                 356              (1,461)

CASH BALANCE - BEGINNING                               290,442                 297,769             291,793              294,691

CASH BALANCE - ENDING                            $     292,149        $        293,230      $      292,149      $       293,230


















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                (All information as of September 30, 1997 and 1996 is unaudited)

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

       The financial statements for the three and six months ended September 30, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and the cash flows for the three and six months ended September 30, 1997 and 1996.

       The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. Beginning in January 1995, and through December 1996, the Consulting Fee was $1,250 per month and during January to September 1997 the Consulting Fee was $750 per month (see Item 2 below).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and six months ended September 30, 1997 include $2,250 and $4,500 and 1996 include $3,750 and $7,500 in consulting fees respectively.

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


Date:         November  11, 1997                 By:  /s/ Jerry W. Jarrell
              --------------------------                 --------------------
                                                             Jerry W. Jarrell
                        Chief Financial Officer (chief financial officer and
                              accounting officer and duly authorized officer)