Form 10QSB
period 1997-12-31
EMERGING DELTA CORP
filed 1998-02-12
CIK 904145

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1997

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                 43,600
----------------------------------                         -------------------
Title of Class                                      Number of Shares outstanding
                                                          at December 31, 1997

Exhibit Index - NONE.



                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      294,083                 $     290,442

Interest Receivable                                                     92                         2,087



Total Current Assets                                               294,175                       292,529

Other Assets - Organization Costs                                      350                           560

Total Assets                                                $      294,525                 $     293,089


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $           --                 $       1,050


Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Retained Earnings                                                  (1,289)                       (3,775)

Total Stockholders' Equity                                         294,525                       292,039

Total Liabilities and Stockholders' Equity                  $      294,525                 $     293,089







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


                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1997         Dec. 31, 1996


REVENUES -

     Interest Income                             $      12,312        $         11,919      $        4,105      $         4,034

COSTS AND EXPENSES
     General and Administrative                          9,826                  16,137               3,033                5,601

TOTAL COSTS AND EXPENSES                                 9,826                  16,137               3,033                5,601

NET INCOME (LOSS)                                        2,486                 (4,218)               1,072              (1,567)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .06        $          (.10)      $          .02      $         (.04)




































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



                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1997         Dec. 31, 1996

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       2,486        $        (4,218)      $        1,072      $       (1,567)
     Add item not requiring
          the use of cash-
          amortization                                     210                     210                  70                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          Receivables                                    1,995                 (1,372)                 792              (1,372)
     Increase (decrease) in
          accounts payable                             (1,050)                   (426)                  --                1,602


     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             3,641                 (5,806)               1,934              (1,267)

INCREASE (DECREASE) IN CASH                              3,641                 (5,806)               1,934              (1,267)

CASH BALANCE - BEGINNING                               290,442                 297,769             292,149              293,230

CASH BALANCE - ENDING                            $     294,083        $        291,963      $      294,083      $       291,963

















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                (All information as of December 31, 1997 and 1996 is unaudited)

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

       The financial statements for the three and nine months ended December 31, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and the cash flows for the three and nine months ended December 31, 1997 and 1996. The results of operations for the three and nine months ended December 31, 1996 have been adjusted from the amounts previously reported to reflect amortization expense.

       The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. Beginning in January 1995, and through December 1996, the consulting fee was $1,230 per month and during January to December 1997 the consulting fee was $750 per month (See Item 2 below.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and nine months ended December 31, 1997 include $2,250 and $6,750 and 1996 include $3,750 and $11,250 in consulting fees respectively.

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

Date:    February 12, 1998                          By:  /s/ Jerry W. Jarrell
                                                        Jerry W. Jarrell
                            Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)