Form 10KSB
period 1998-03-31
EMERGING DELTA CORP
filed 1998-07-01
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1998

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was $300,000 based upon the sales price of the Common Stock in the Company's public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

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

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1998, there were 339 stockholders of record.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1994, 1995, 1996, 1997, and 1998, and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                                      March 31,     March 31,       March 31,      March 31,        March 31,
                                        1994          1995            1996            1997            1998



Cash..............................  $   296,056    $   301,643     $   297,769    $    290,442    $     295,347
Organizational Costs..............        1,400          1,120             840             560              280
Total Assets......................      298,338        302,763         298,788         293,089          295,343
Total Liabilities.................        1,199          2,872           2,028           1,050            1,341
Stockholders' Equity..............      297,139        299,891         296,760         292,039          294,277


          The Company has been recently formed and has not engaged in any operations other than organizational matters. The Company earned $21,128 in interest income during 1996, $15,819 in 1997, and $16,335 in 1998. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, which was revised to $750 per month effective January 1, 1997 or $15,000 in the 1996 fiscal year. In 1997 the amount paid was $13,500 and in fiscal year 1998 was $9,000. It is anticipated that the amount in fiscal 1999 will be $9,000.

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

Name                         Age           Office with the Company

Burt H. Keenan               58            President and Chief Financial Officer
                                           and Director

D. B. H. Chaffe III          64            Director

Daniel B. Killeen            64            Secretary and Director

Jerry W. Jarrell             56            Director

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

           Burt H. Keenan has been Chairman and Chief Executive Officer of Independent Energy Holdings plcs since April 1991. He has, since 1987, been an associate of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, USA where he has specialized in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the founder, chairman and chief executive officer of Offshore Logistics, Inc. a NASDAQ quoted marine and aviation oil and gas service company operating a fleet of marine service vessels and helicopters worldwide, with assets of over US$200 million and sales exceeding US$180 million. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University. He is a director of Telescan, a NASDAQ quoted interactive online information business; and of Halter Marine, Inc., an American Stock Exchange listed company engaged in U.S. ship building.

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

           Jerry W. Jarrell has been Executive Director - Finance of Independent Energy Holdings, plc since April 1991. He is an expert in the area of operational finance and financial management reporting. He is a private consultant and currently consults to several public and private companies. He was chief financial officer for the Woodson Companies, an oilfield construction company from 1977 to 1990. From 1971 to 1977, he was secretary, treasurer and controller of Offshore Logistics, Inc., a major marine and aviation oil and gas company. Prior to joining Offshore Logistics, he was a certified public accountant with Arthur Andersen & Company between 1966 and 1971. He earned a BS degree in accounting from Louisiana Tech University.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1998, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

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

        No amounts were paid to C & A through March 31, 1995. In fiscal 1996 and 1997 the amounts paid were $3,481 and $112, respectively and in fiscal 1998 no amounts were paid. It is anticipated that C & A will not be paid additional amounts until an acquisition is identified.

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

        Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership NonQualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's Common Stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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

            3.   Certificate of Incorporation and Bylaws

                 3.1   Restated Certificate of Incorporation*
                 3.2   Bylaws*
                 3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

            10.  Material Contracts

                 10.1  1993 Stock Option Plan*
                 10.2 Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details*

            24.  Power of Attorney**


* Filed in original registration statement on Form SB-2, File No. 33-61892-FW (the "Registration Statement")and incorporated by reference.
**     Filed herewith.

            (b)  Reports on Form 8-K.
                 Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1998.


                                               EMERGING DELTA CORPORATION


                                               By:  /s/ Burt H. Keenan*
                                                    Burt H. Keenan
                                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1998.


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

By:     /s/ D. B. H. Chaffe III                      Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen                        Secretary and Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell                         Director
        Jerry W. Jarrell


        */s/D.B.H. Chaffe III
        D.B.H. Chaffe III signs this report as
        attorney in fact of Burt H. Keenan














        EMERGING DELTA CORPORATION

        FINANCIAL STATEMENTS
        AS OF MARCH 31, 1998 AND 1997
        TOGETHER WITH AUDITORS' REPORT





INDEX TO FINANCIAL STATEMENTS




Report  of  Independent  Public  Accountants                                         F-2
Balance  Sheet  as of  March  31,1998                                                F-3
Statements of Operations for the Years Ended March 31, 1998 and 1997                 F-4
Statements of Stockholders' Equity for the Years Ended March 31, 1998 and 1997       F-5
Statements of Cash Flows for the Years Ended March 31, 1998 and 1997                 F-6
Notes to Financial Statements                                                        F-7


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Delta Corporation:

We have audited the accompanying balance sheet of Emerging Delta Corporation (a Delaware corporation) as of March31, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended March31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Delta Corporation as of March31, 1998, and the results of its operations and its cash flows for the years ended March31, 1998 and 1997, in conformity with generally accepted accounting principles.









New Orleans, Louisiana,
May 20, 1998

EMERGING DELTA CORPORATION

BALANCE SHEET

MARCH 31, 1998


ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                              $      295,343

ORGANIZATION COSTS                                                     280
     Total assets                                           $      295,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $        1,346

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares
       authorized; no shares subscribed, issued or
       outstanding                                                      --
     Common stock, $1.00 par value; 20,000,000 shares
       authorized; 43,600 issued and outstanding                    43,600
     Additional paid-in capital                                    252,214
     Accumulated deficit                                            (1,537)

          Total stockholders equity                                294,277

          Total liabilities and stockholders' equity        $      295,623




The accompanying notes are an integral part of these financial statements.

EMERGING DELTA CORPORATION

STATEMENTS OF OPERATIONS


FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                           1998            1997
INTEREST INCOME                                       $  16,335       $  15,819

COSTS AND EXPENSES                                      (14,097)        (20,540)

INCOME (LOSS) BEFORE TAX PROVISION                        2,238          (4,721)

TAX PROVISION                                                --              --

NET INCOME (LOSS)                                     $   2,238       $  (4,721)

BASIC EARNINGS PER SHARE                              $    .051       $   (.108)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            43,600          43,600









The accompanying notes are an integral part of these financial statements.


EMERGING DELTA CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY


FOR THE YEARS ENDED MARCH31, 1998 AND 1997


                                                                            Retained
                                           Common Stock    Additional       Earnings
                                      Number of             Paid-in      (Accumulated
                                       Shares     Amount    Capital         Deficit)         Total

BALANCE - March 31, 1996               43,600   $ 43,600    $ 252,214      $    946    $   296,760

NET LOSS FOR THE YEAR                      --         --           --        (4,721)        (4,721)

BALANCE - March 31, 1997               43,600     43,600      252,214        (3,775)       292,039

NET INCOME FOR THE YEAR                    --         --           --         2,238          2,238

BALANCE - March 31, 1998               43,600   $ 43,600    $ 252,214      $ (1,537)   $   294,277




The accompanying notes are an integral part of these financial statements.



EMERGING DELTA CORPORATION

STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                              1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit (loss)                                   $   2,238    $  (4,721)
       Adjustments to reconcile net income (loss)
         to net cash provided (used) by operating
         activities-
           Decrease/(increase) in interest receivable        2,087       (1,908)
           Increase/(decrease) in accounts payable             296         (978)
           Amortization expense                                280          280

       Net cash provided (used) by operating activities      4,901       (7,327)

INCREASE (DECREASE)IN CASH AND EQUIVALENTS                   4,901       (7,327)

CASH AND CASH EQUIVALENTS - beginning                      290,442      297,769

CASH AND CASH EQUIVALENTS - ending                       $ 295,343    $ 290,442



The accompanying notes are an integral part of these financial statements.

EMERGING DELTA CORPORATION


NOTES TO FINANCIAL STATEMENTS

MARCH31, 1998 AND 1997


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

Organization costs relating to the expenses of incorporation ($1,400) are amortized on a straight-line basis over five years beginning April1, 1994. Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, requires that organization costs be expensed as incurred. SOP 98-5 is effective for the company for fiscal 1999; as organization costs will be fully amortized by March31, 1999. Under the current accounting policy, the statement will have no material impact on 1999 financial results.

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As of March31, 1997, the Company had incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 1998 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance. The net operating loss carryforward at March31, 1998 was approximately $5,600 and will expire in 2010 and 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.128, Earnings per Share. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFASNo.128, primary EPS is replaced by Basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, which replaced fully diluted EPS and is computed similarly, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of the standard had no effect on EPS in the periods presented as the Companys options were anti-dilutive.

3.      RELATED PARTY TRANSACTIONS:

During the early fall of 1996, the Company ceased using office space and professional and clerical services of an affiliate of certain officers and directors which had been used during fiscal year 1996. The Company was charged $112 during fiscal 1997, for services rendered on its behalf. Such services are currently provided by the Companys Vice-President of Finance as part of the consulting fee.

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. Beginning in January 1995, and through December 1996, a consulting fee of $1,250 per month was paid to a director of the Company. During January 1997 to March 1998, the consulting fee was $750 per month.

4.      STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993 the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. These options are not currently exercisable and expire on December31, 1999. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123 (SFAS 123) Accounting for Stock-Based Compensation, effective for the Company at March31, 1997. Under SFAS123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No.25 method whereby no compensation cost is recognized upon grant. The Company will continue to account for its stock-based compensation plans under APB Opinion No.25. Entities electing to remain with the accounting in APB Opinion No.25 must make disclosures as if SFAS123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and other. As a result, SFAS 123 is not applicable to the Companys existing outstanding stock options.