Form 10QSB
period 1998-06-30
EMERGING DELTA CORP
filed 1998-08-13
CIK 904145

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                              43,600
-------------------------------------------------------------------------------
Title of Class                                  Number of Shares outstanding
                                                         at June 30, 1998



                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1998                           1998

Current Assets

        Cash and cash equivalents                           $      294,923                 $     295,343
        Interest Receivable                                          1,165                            --

Total Current Assets                                               296,088                       295,343

Other Assets - Organization costs                                      210                           280

Total Assets                                                $      296,298                 $     295,623


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $        1,640                 $       1,346
        Taxes payable

Total Current Liabilities                                            1,640                         1,346

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Retained Earnings                                                  (1,156)                       (1,537)

Total Stockholders' Equity                                         294,658                       294,277

Total Liabilities and Stockholders' Equity                  $      296,298                 $     295,623







                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                       EMERGING DELTA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS




                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997

REVENUES - Interest Income                                              $         4,058        $       4,029

COSTS AND EXPENSES
     General and Administrative                                                   3,677                3,785
TOTAL COSTS AND EXPENSES                                                          3,677        $       3,785

NET INCOME (LOSS) BEFORE TAX                                                        381                  244

NET INCOME (LOSS)                                                       $           381        $         244

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                                     .009        $        .006
























                               The  accompanying  notes are an integral  part of
these financial statements.



                                                       EMERGING DELTA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                     381        $         244
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     Amortization                                                                    70                   70
     Increase (decrease) in accounts payable                                        294              (1,050)
     Decrease (increase) in Interest receivable                                 (1,165)                2,087
     CASH (USED) PROVIDED BY OPERATING
          ACTIVITIES                                                              (420)                1,351


INCREASE (DECREASE) IN CASH                                                       (420)                1,351

CASH BALANCE - BEGINNING                                                        295,343              290,442

CASH BALANCE - ENDING                                                   $       294,923        $     291,793



















                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
         (All information as of June 30, 1998 and 1997 is unaudited)

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

       The financial statements for the three months ended June 30, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997 and the cash flows for the three months ended June 30, 1998 and 1997.

       The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1998, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1998 and 1997 include consulting fees of $2,250.



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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

       3.         Certificate of Incorporation and Bylaws

                  3.1               Restated Certificate of Incorporation*
                  3.2               Bylaws*
                  3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

       10.        Material Contracts

                  10.1              1993 Stock Option Plan*
                  10.2 Form of Stock Option Agreements with Messrs . Keenan, Killeen and Chaffe with
                                    Schedule of Details*



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


Date:         August   , 1998               By:  /s/Jerry W. Jarrell
              --------------------------        -------------------
                                                Jerry W. Jarrell
                           Chief Financial Officer and duly authorized officer






























































                                                                   63098-d.10q