Form 10QSB
period 1998-09-30
EMERGING DELTA CORP
filed 1998-11-09
CIK 904145

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                           43,600
----------------------------------                          -------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 1998

Exhibit Index - NONE.



                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $      295,193                 $     295,343

Interest receivable                                                    720                            --


Total Current Assets                                               295,913                       275,343

Other Assets - Organization Costs                                      140                           280

Total Assets                                                $      296,053                 $     295,623


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          440                 $       1,346

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Accumulated Deficit                                                  (201)                       (1,537)

Total Stockholders' Equity                                         295,613                       274,277

Total Liabilities and Stockholders' Equity                  $      296,053                 $     275,623









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



                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998        Sept. 30, 1997


REVENUES -

     Interest Income                             $       8,069        $          8,207      $        4,011      $         4,179

COSTS AND EXPENSES
     General and Administrative                          6,733                   6,793               3,056                3,009

TOTAL COSTS AND EXPENSES                                 6,733                   6,793               3,056                3,009

NET INCOME (LOSS)                                        1,336                   1,414                 955                1,170

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .03        $            .03      $          .02      $           .03




































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



                                                        EMERGING DELTA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998        Sept. 30, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       1,336        $          1,414      $          955      $         1,170
     Add item not requiring
          the use of cash-
          amortization                                     140                     140                  70                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          interest receivable                            (720)                   1,203                 445                (884)
     Increase (decrease) in
          accounts payable                               (906)                 (1,050)             (1,200)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             (150)                   1,707                 270                  356

INCREASE (DECREASE) IN CASH                              (150)                   1,707                 270                  356

CASH BALANCE - BEGINNING                               295,343                 270,442             294,923              291,793

CASH BALANCE - ENDING                            $     295,193        $        292,149      $      295,193      $       292,149


















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
            (All information as of September 30, 1998 and 1997 is unaudited)

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

       The financial statements for the three and six months ended September 30, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and the cash flows for the three and six months ended September 30, 1998 and 1997.

       The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the six months ended September 30, 1998, $4,500 in consulting fees (see
       Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and six months ended September 30, 1998 and 1997 include $2,250 and $4,500 in consulting fees respectively.

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


Date:         November    , 1998                  By:  /s/ Jerry W. Jarrell
              --------------------------              --------------------
                                                       Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                 accounting officer and duly authorized officer)