Form 10QSB/A
period 1998-09-30
EMERGING DELTA CORP
filed 1998-12-01
CIK 904145

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

Exhibit Index - NONE.



                                           EMERGING DELTA CORPORATION

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $      295,193                 $     295,343

Interest receivable                                                    720                            --


Total Current Assets                                               295,913                       295,343

Other Assets - Organization Costs                                      140                           280

Total Assets                                                $      296,053                 $     295,623


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          440                 $       1,346

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Accumulated Deficit                                                  (201)                       (1,537)

Total Stockholders' Equity                                         295,613                       294,277

Total Liabilities and Stockholders' Equity                  $      296,053                 $     295,623









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



                                                        EMERGING DELTA CORPORATION

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998        Sept. 30, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       1,336        $          1,414      $          955      $         1,170
     Add item not requiring
          the use of cash-
          amortization                                     140                     140                  70                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          interest receivable                            (720)                   1,203                 445                (884)
     Increase (decrease) in
          accounts payable                               (906)                 (1,050)             (1,200)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             (150)                   1,707                 270                  356

INCREASE (DECREASE) IN CASH                              (150)                   1,707                 270                  356

CASH BALANCE - BEGINNING                               295,343                 290,442             294,923              291,793

CASH BALANCE - ENDING                            $     295,193        $        292,149      $      295,193      $       292,149


















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

       The Company has evaluated the impact of year 2000 issues. Due to the minimal nature of its operations, the Company does not believe that these issues will have any impact.

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


Date:         November 26, 1998                  By:  /s/ Jerry W. Jarrell
              --------------------------   --------------------
                                      Jerry W. Jarrell
                          Chief Financial Officer (chief financial officer and
                               accounting officer and duly authorized officer)