Form 10QSB
period 1999-09-30
EMERGING DELTA CORP
filed 1999-11-10
CIK 904145

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September
         30, 1999

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                           43,600
------------------------------------------ -----------------------------------
Title of Class                                    Number of Shares outstanding
                                                           at September 30, 1999



                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1999                           1999

Current Assets
        Cash and cash equivalents                           $      297,990                 $     297,884
        Interest Receivable                                             --                            --

Total Assets                                                $      297,990                 $     297,884


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          600                 $       1,800

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,214                       252,214
Retained Earnings                                                    1,576                           270

Total Stockholders' Equity                                         297,390                       296,084

Total Liabilities and Stockholders' Equity                  $      297,990                 $     297,884







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



                                                       EMERGING DELTA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS




                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999        Sept. 30, 1998


REVENUES -

     Interest Income                             $       7,020        $          8,069      $        3,246      $         4,011

COSTS AND EXPENSES
     General and Administrative                          5,714                   6,733               2,543                3,056

TOTAL COSTS AND EXPENSES                                 5,714                   6,733                 703                3,056

NET INCOME (LOSS)                                        1,306                   1,336                 703                  955

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .03        $            .03      $          .02      $           .02




























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



                                                       EMERGING DELTA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999        Sept. 30, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       1,306        $          1,336      $          703      $           955
     Add item not requiring
          the use of cash-
          amortization                                      --                     140                  --                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          interest receivable                                                    (720)                  --                  445
     Increase (decrease) in
          accounts payable                             (1,200)                   (906)             (1,200)              (1,200)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                               106                   (150)               (497)                  270

INCREASE (DECREASE) IN CASH                                106                   (150)               (497)                  270

CASH BALANCE - BEGINNING                               297,884                 295,343             298,487              294,923

CASH BALANCE - ENDING                            $     297,990        $        295,173      $      297,990      $       295,193
























                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING DELTA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
                (All information as of September 30, 1999 and 1998 is unaudited)

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       The financial statements for the six months ended September 30, 1999 and 1998 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and the cash flows for the three and six months ended September 30, 1999 and 1998.

       The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2000.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the six months ended September 30, 1999, $4,500 in consulting fees (See
       Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the six months ended September 30, 1999 and 1998 include consulting fees of $4,500.

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


Date:         November 5, 1999                      By:  /s/Jerry W. Jarrell
              --------------------------                    -------------------
                                                          Jerry W. Jarrell
                            Chief Financial Officer and duly authorized officer