Form 10KSB40
period 2000-03-31
EMERGING DELTA CORP
filed 2000-06-29
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ______________ to ______________

Commission file number 33-61892-FW

                        EMERGING DELTA CORPORATION
           (Exact name of small business issuer in its charter)

              DELAWARE                             72-1235451
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

          220 Camp Street,
       New Orleans, Louisiana                         70130
  (Address of principal executive                  (Zip Code)
              offices)

Registrant's telephone number, including area code:    (504) 524-1801

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                        YES   [X]        NO

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was $300,000.

     The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2000:

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

Competition

     The Company will remain an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage visa-vis the Company's competitors.

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

Item 3.   LEGAL PROCEEDINGS

     Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                  PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock has not traded. As of March 31, 2000, there were 339 stockholders of record.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Selected Financial Information

     The following sets forth selected financial information as of March 31, 1996, 1997, 1998, 1999 and 2000 and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                           March 31,  March 31,  March 31,  March 31,   March 31,
                              1996       1997       1998       1999        2000
                           ---------  ---------  ---------  ---------   ---------
Cash                       $ 297,769  $ 290,442   $295,347   $ 297,884  $ 301,229
Organizational Costs             840        560        280          --         --
Total Assets                 298,788    293,089    295,343     297,884    301,229
Total Liabilities              2,028      1,050      1,341       1,800      2,700
Stockholders' Equity         296,760    292,039    294,277     296,084    298,529




     The Company was formed in 1993 and has not engaged in any operations other than organizational matters. The Company earned $16,335 in interest income during 1998, $15,950 in 1999, and $16,104 in 2000. In January 1995,
the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, which was revised to $750 per month effective January 1, 1997. In 1997 the amount paid was $13,500 and in fiscal year 1998, 1999 and 2000 was $9,000. It is anticipated that the amount in fiscal 2001 will be $9,000.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company required to be included in Item 7 are included elsewhere in this report.

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

       Name              Age    Office with the Company
       ----              ---    -----------------------

Burt H. Keenan           60     President, Chief Financial Officer and
                                Director

D. B. H. Chaffe III      66     Director

Daniel B. Killeen        66     Secretary and Director

Jerry W. Jarrell         58     Director

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

     Burt H. Keenan was Chairman and Chief Executive Officer of Independent Energy Holdings plc from April 1991 to June 1998 and currently serves as a director of Independent Energy. He has, since 1987, been an associate of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, where he has specialized in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the founder, chairman and chief executive officer of Offshore Logistics, Inc. a Nasdaq-listed quoted marine and aviation oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University. He is a director of Telescan Incorporated, a Nasdaq-listed quoted interactive online information business.

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

     Jerry W. Jarrell was Executive Director - Finance of Independent Energy Holdings plc from April 1991 to May 1998 and currently serves a director of Independent Energy Holdings. He is a private consultant and currently consults to several public and private companies. He was chief financial officer for the Woodson Companies, an oilfield construction company from 1977 to 1990. From 1971 to 1977, he was secretary, treasurer and controller of Offshore Logistics, Inc., a major marine and aviation oil and gas company. Prior to joining Offshore Logistics, he was a certified public accountant with Arthur Andersen & Company between 1966 and 1971. He earned a BS degree in accounting from Louisiana Tech University.

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

     The Company has granted a total of 4,300 options to purchase Common Stock under its 1993 Stock Option Plan, as follows: Burt H. Keenan, 2,600 shares; D.B.H. Chaffe, III, 1,200 shares; and Daniel B. Killeen, 500 shares. The options are exercisable at $15.00 per share at any time until December 31, 2000. On February 15, 1994 the Company issued Jerry W. Jarrell options to purchase 2,000 shares at $12.00 per share at any time until December 31, 2000. (See "Stock Option Plan.")

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2000, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                            Number of Shares
                            of Common Stock
                              Beneficially
        Name                     Owned                       Percent
        ----               -----------------                 -------

Burt H. Keenan(1)                 11,350                       26%

D. B. H. Chaffe III(2)             4,320                       9.9

Daniel B. Killeen(3)                 760                       1.7

Jerry W. Jarrell(4)                2,125                       4.9

All Officers and
Directors as a Group:
(4 persons)(5)                    18,555                      42.5


(1) Includes Shares issuable upon exercise of options to purchase 2,600 shares of Common Stock. Mr. Keenan's business address is 220 Camp Street, New Orleans, Louisiana 70130.

(2) Includes Shares issuable upon exercise of options to purchase 1,200 shares of Common Stock. Mr. Chaffe's business address is 220 Camp Street, New Orleans, Louisiana 70130.

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

     No amounts were paid to C & A through March 31, 1995. In fiscal 1996 and 1997 the amounts paid were $3,481 and $112, respectively and in fiscal 1999 and 2000 no amounts were paid. It is anticipated that C & A will not be paid additional amounts until an acquisition is identified.

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

     In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 4,300 shares are issuable under options granted to officers and directors at $15.00 per share, and 2,000 shares as issuable under options granted to a director of $12.00 per share, all exercisable until December 31, 2000. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, each Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

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

________________
* Filed in original registration statement on Form SB-2, File No. 33-61892-FW (the "Registration Statement") and incorporated by reference.

          (b)  Reports on Form 8-K.

               Not Applicable.

                       INDEX TO FINANCIAL STATEMENTS



                                                                     PAGE

Report of Independent Public Accountants                              F-2

Balance Sheet as of March 31, 2000                                    F-3

Statements of Operations for the Years Ended March 31, 2000 and 1999  F-4

Statements of Stockholders' Equity for the Years Ended March 31,
2000 and 1999                                                         F-5

Statements of Cash Flows for the Years Ended March 31, 2000 and 1999  F-6

Notes to Financial Statements                                         F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Delta Corporation:

We have audited the accompanying balance sheet of Emerging Delta Corporation (a Delaware corporation) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Delta Corporation as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.








Arthur Andersen LLP
New Orleans, Louisiana,
May 26, 2000

                        EMERGING DELTA CORPORATION

                               BALANCE SHEET

                              MARCH 31, 2000


                                  ASSETS



CURRENT ASSETS:
  Cash and cash equivalents                                     $ 301,229
                                                                ---------

        Total assets                                            $ 301,229
                                                                =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   2,700

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 2,000,000 shares
      authorized; no shares subscribed, issued or outstanding   $   --
  Common stock, $1.00 par value; 20,000,000 shares authorized;
      43,600 issued and outstanding                                43,600
  Additional paid-in capital                                      252,214
  Retained earnings                                                 2,715
                                                                ---------
        Total stockholders' equity                                298,529
                                                                ---------

        Total liabilities and stockholders' equity              $ 301,229
                                                                =========





The accompanying notes are an integral part of this financial statement.

                        EMERGING DELTA CORPORATION

                         STATEMENTS OF OPERATIONS


                FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                                  2000            1999
                                               ---------       ---------


INTEREST INCOME                                $  16,104       $  15,950

COSTS AND EXPENSES                              (13,659)        (14,143)
                                               ---------       ---------

INCOME BEFORE TAX PROVISION                        2,445           1,807

TAX PROVISION                                         --              --
                                               ---------       ---------

NET INCOME                                     $   2,445       $   1,807
                                               =========       =========

BASIC EARNINGS PER SHARE                       $    .056       $    .042
                                               =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     43,600          43,600
                                               =========       =========

The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                   Common Stock
                              ----------------------    Additional  Retained
                              Number of                 Paid-in     Earnings
                                Shares       Amount     Capital    (Deficit)       Total
                              ----------  ----------   ----------  ----------   ----------
BALANCE - March 31, 1998          43,600  $   43,600   $  252,214  $  (1,537)   $  294,277

NET INCOME                            --          --           --       1,807        1,807
                              ----------  ----------   ----------  ----------   ----------

BALANCE - March 31, 1999          43,600      43,600      252,214         270      296,084

NET INCOME                            --          --           --       2,445        2,445
                              ----------  ----------   ----------  ----------   ----------

BALANCE - March 31, 2000          43,600  $   43,600   $  252,214  $    2,715   $  298,529
                              ==========  ==========   ==========  ==========   ==========




The accompanying notes are an integral part of these financial statements.

                        EMERGING DELTA CORPORATION

                         STATEMENTS OF CASH FLOWS


                FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                                        2000        1999
                                                    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    2,445   $  1,807
     Adjustments to reconcile net income to net
       cash provided by operating activities-
          Increase in accounts payable                     900        454
          Amortization                                      --        280
                                                    ----------   ---------
            Net cash provided by operating
               activities                                3,345      2,541
                                                    ----------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                    3,345      2,541

CASH AND CASH EQUIVALENTS - beginning of year          297,884    295,343
                                                    ----------   ---------

CASH AND CASH EQUIVALENTS - end of year             $  301,229   $297,884
                                                    ==========   =========




The accompanying notes are an integral part of these financial statements.

                        EMERGING DELTA CORPORATION


                       NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 1999


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

The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be directed. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As of March 31, 1997, the Company had incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 2000 and 1999 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance. The net operating loss carryforward at March 31, 2000 was approximately $1,300 and will partially expire in 2010 with the remaining portion expiring one year thereafter.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.  RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During 2000 and 1999, a consulting fee of $750 per month was paid to the Company's Treasurer.

4.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993 the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share. All of the options are currently exercisable and expire on December 31, 2000.

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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2000.


                                   EMERGING DELTA CORPORATION


                                   By:  /s/ Burt H. Keenan
                                        ----------------------------------
                                        Burt H. Keenan
                                        President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 29, 2000.


By:     /s/ Burt H. Keenan                   President, Chief Financial Officer
        -------------------------------      and Director
        Burt H. Keenan



By:     /s/ D.B.H. Chaffe III                Director
        -------------------------------
        D.B.H. Chaffe III


By:     /s/ Daniel B. Killeen                Secretary and Director
        -------------------------------
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell                 Director
        -------------------------------
        Jerry W. Jarrell