Form 10QSB
period 2000-09-30
EMERGING DELTA CORP
filed 2000-11-15
CIK 904145

GeneratorMicrosoft Word 97SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

o [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

o [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.

Commission file number: 33-61890-FW

                           EMERGING DELTA CORPORATION
              (Exact name of small business issuer in its charter)


                  DELAWARE                            72-1235452
       (State or other jurisdiction of             (I.R.S. Employer
        Incorporation or organization)            Identification No.)

   220 Camp Street, New Orleans, Louisiana               70130
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


                    YES  / X /               NO  /    /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2000:


                  Common Stock, $1.00 Par Value - 43,600 shares




================================================================================

                           EMERGING DELTA CORPORATION


                               Index to Form 10-Q


                          Part I. FINANCIAL INFORMATION


Item 1.        Financial Statements (Unaudited)

               Balance Sheets as of September 30, 2000 and March 31, 2000

               Statements of Operations for the Three and Six Months Ended September 30, 2000 and 1999

               Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

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


Item 1.        Legal Proceedings


Item 2.        Changes in Securities and Use of Proceeds


Item 3.        Defaults Upon Senior Securities


Item 4.        Submission of Matters to a Vote of Security Holders


Item 5.        Other Information


Item 6.        Exhibits and Reports on Form 8-K




================================================================================

PART 1.  FINANCIAL STATEMENTS
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION
                      (A Company in the Development Stage)


                                 BALANCE SHEETS


                                     ASSETS


                                                   (Unaudited)
                                                   September 30,      March 31,
                                                       2000             2000

Current Assets

     Cash and cash equivalents                       $301,511        $301,229

     Accrued interest receivable                          112               -
                                                    ---------       ---------

Total Assets                                         $301,623        $301,229
                                                    =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

     Accounts payable                               $     300        $  2,700
                                                    ---------       ---------

Stockholders' Equity

     Preferred Stock, $1.00 par value;
      2,000,000 shares authorized;
     No shares subscribed, issued and
      outstanding                                   $       -        $     -

     Common Stock, $1.00 par value;
      20,000,000 shares authorized;
      43,600 shares issued and outstanding              43,600         43,600

     Additional Paid-in Capital                        252,214        252,214

     Retained Earnings                                   5,509          2,715
                                                     ---------       --------

Total Stockholders' Equity                             301,323        298,529
                                                     ---------       --------

Total Liabilities and Stockholders' Equity            $301,623       $301,229
                                                    =========       =========


   The accompanying notes are an integral part of these financial statements.


================================================================================



                                                 EMERGING DELTA CORPORATION
                                            (A Company in the Development Stage)


                                                  STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)

                                                    For the Six        For the Six       For the Three     For the Three
                                                    Months Ended      Months Ended       Months Ended       Months Ended
                                                   September 30,      September 30,      September 30,     September 30,
                                                        2000              1999               2000               1999

INTEREST INCOME                                    $     9,496        $     7,020        $     4,810       $     3,246


COSTS AND EXPENSES                                      (6,702)            (5,714)            (2,726)           (2,543)
                                                      ---------          ---------          ---------         ---------

INCOME BEFORE TAX PROVISION                              2,794              1,306              2,084               703

TAX PROVISION                                                -                  -                  -                 -
                                                      --------           ---------          ---------         ---------

NET INCOME                                         $     2,794        $     1,306        $     2,084       $       703
                                                      --------           ---------          ---------         ---------


BASIC EARNINGS PER SHARE                           $       .06        $       .03        $       .05       $        .02
                                                      --------           ---------          ---------         ---------


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           43,600             43,600             43,600             43,600
                                                        ---------          ---------          ---------         ---------


                         The accompanying notes are an integral part of these financial statements





                                           EMERGING DELTA CORPORATION
                                      (A Company in the Development Stage)


                                            STATEMENTS OF CASH FLOWS

                                                   (UNAUDITED)

                                                                            For the Six        For the Six
                                                                           Months Ended        Months Ended
                                                                           September 30,    September 30, 1999
                                                                               2000


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                            $   2,794        $  1,306

     Adjustments to reconcile net income to

     Net cash used by operating activities:

     Increase (decrease) in accounts payable                                  (2,400)         (1,200)


     Decrease (increase) in interest receivable                                 (112)              -
                                                                           ----------      ----------

     CASH PROVIDED BY OPERATING ACTIVITIES                                       282             106

INCREASE IN CASH                                                                 282             106

CASH AND CASH EQUIVALENTS - BEGINNING                                        301,229         297,884
                                                                          ----------      ----------

CASH AND CASH EQUIVALENTS - ENDING                                        $  301,511      $  297,990
                                                                          ----------      ----------

                   The accompanying notes are and integral part of these financial statements.

=======================================================================================================

                           EMERGING DELTA CORPORATION
                       A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
        (All information as of September 30, 2000 and 1999 is unaudited)





1.     DESCRIPTION OF ORGANIZATION:
       ----------------------------


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


2.     SIGNIFICANT ACCOUNTING POLICIES:
       --------------------------------

The financial statements for the six months ended September 30, 2000 and 1999 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and the cash flows for the six months ended September 30, 2000 and 1999.

The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.


3.     RELATED PARTY TRANSACTIONS:
       ---------------------------

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the six months ended September 30, 2000 and 1999, a consulting fee of $750 per month was paid to the Company's Treasurer.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has commenced no operations and has no activities. Interest income for the six and three months ended September 30, 2000 was $9,496 and $4,810 respectively compared to the six and three months ended September 30, 1999 of $7,020 and $3,246 respectively. The increase in interest income in 2000 is due to higher interest rates in 2000. Costs and expenses for the six and three months ended September 30, 2000 were $6,702 and $2,726 respectively compared to the six and three months ended September 30, 1999 or $5,714 and $2,543 respectively. The increase in costs and expenses in 2000 is due to increase bank investment fees and transfer agent fees over 1999.

================================================================================

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


================================================================================

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

                   10.     Material Contracts

                   *10.1   1993 Stock Option Plan

                   *10.2 Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details

* Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and incorporated by reference.


         (b)     Reports of Form 8-K.


                  None


================================================================================

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.



                                         EMERGING DELTA CORPORATION


                                         By:    /s/ Burt H. Keenan
                                                --------------------------------
                                                Burt H. Keenan
                                                Chairman




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 15, 2000.


By:        /s/ Burt H. Keenan
           _________________________________  Chairman of the Board and Director
           Burt H. Keenan


By:        /s/ D. B. H. Chaffe III
           _________________________________  Director
           D. B. H. Chaffe III


By:        /s/ Daniel B. Killeen
           _________________________________  Director
           Daniel B. Killeen


By:        /s/ Jerry W. Jarrell
           _________________________________  Chief Financial Officer, Secretary
           Jerry W. Jarrell                   and Director