Form 10QSB
period 2000-12-31
EMERGING DELTA CORP
filed 2001-02-12
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:

Common Stock, $1.00 Par Value - 43,600 shares

EMERGING DELTA CORPORATION

Index to Form 10-Q

Part I.     FINANCIAL INFORMATION
Item 1.

Financial Statements (Unaudited)

Balance Sheets as of December 31, 2000 and March 31, 2000

Statements of Operations for the Three and Nine Months Ended December 31, 2000 and 1999

Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999

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

PART 1.  FINANCIAL STATEMENTS
Item 1.  Financial Statements

EMERGING DELTA CORPORATION
(A Company in the Development Stage)

BALANCE SHEETS

ASSETS
	December 31, 2000	March 31, 2000
Current Assets
Cash and cash equivalents	$ 302,138	$ 301,229
Accrued interest receivable	1,701	-
Total Assets	$ 303,839	$ 301,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,300	$ 2,700
Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; No shares subscribed, issued and outstanding	$ -	$ -
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,214	252,214
Retained Earnings	6,725	2,715
Total Stockholders' Equity	302,539	298,529
Total Liabilities and Stockholders' Equity	$ 303,839	$ 301,229

The accompanying notes are an integral part of these financial statements.

EMERGING DELTA CORPORATION
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
	For the Nine Months Ended December 31, 2000	For the Nine Months Ended December 31, 1999	For the Three Months Ended December 31, 2000	For the Three Months Ended December 31, 1999
INTEREST INCOME	$ 14,636	$ 11,725	$ 5,140	$ 4,705
COSTS AND EXPENSES	(10,626)	(9,183)	(3,924)	(3,469)
INCOME BEFORE TAX PROVISION	4,010	2,542	1,216	1,236
TAX PROVISION	- _________	- _________	-	-
NET INCOME	$ 4,010	$ 2,542	$ 1,216	$ 1,236
BASIC EARNINGS PER SHARE	$ .09	$ .06	$ .03	$ .03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,600	43,600	43,600	43,600

The accompanying notes are an integral part of these financial statements

EMERGING DELTA CORPORATION
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS
	For the Nine Months Ended December 31, 2000	For the Nine Months Ended December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 4,010	$ 2,542
Adjustments to reconcile net income to
Net cash used by operating activities:
Increase (decrease) in accounts payable	(1,400)	(1,200)
Decrease (increase) in interest receivable	(1,701)	(3,193)
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	909	(1,851)
INCREASE (DECREASE) IN CASH	909	(1,851)
CASH AND CASH EQUIVALENTS - BEGINNING	301,229	297,884
CASH AND CASH EQUIVALENTS - ENDING	$ 302,138	$ 296,033

The accompanying notes are and integral part of these financial statements.

EMERGING DELTA CORPORATION
A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(All information as of December 31, 2000 and 1999 is unaudited)

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

2.     SIGNIFICANT ACCOUNTING POLICIES:

The financial statements for the nine months ended December 31, 2000 and 1999 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and the cash flows for the nine months ended December 31, 2000 and 1999.

The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.

3.     RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the nine months ended December 31, 2000 and 1999, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The Company has commenced no operations and has no activities. General and Administrative expenses for the nine months ended December 31, 2000 and 1999 include consulting fees of $6,750.

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

PART II.     OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS None
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None
Item 3.	DEFAULTS UPON SENIOR SECURITIES None
Item 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS None
Item 5	OTHER INFORMATION None
Item 6	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits.
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details

*  Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and
    incorporated by reference.
(b)	Reports of Form 8-K. None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2001.

EMERGING DELTA CORPORATION
By:	BURT H. KEENAN Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 14, 2001.
By:	BURT H. KEENAN Burt H. Keenan	Chairman of the Board and Director
By:	D. B. H. CHAFFE III D. B. H. Chaffe III	Director
By:	DANIEL B. KILLEEN Daniel B. Killeen	Director
By:	JERRY W. JARRELL Jerry W. Jarrell	Chief Financial Officer, Secretary and Director