Form 10QSB
period 2001-09-30
EMERGING DELTA CORP
filed 2001-11-09
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.
Commission file number: 33-61890-FW

EMERGING DELTA CORPORATION
(Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235451 (I.R.S. Employer Identification No.)
220 Camp Street, New Orleans, Louisiana (Address of principal executive offices)	70130 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES /X/	NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2001:

Common Stock, $1.00 Par Value - 43,600 shares

EMERGING DELTA CORPORATION

Index to Form 10-Q

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of September 30, 2001 and March 31, 2001
Statements of Operations for the Six and Three Months Ended September 30, 2001 and 2000
Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000
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

PART I.  FINANCIAL STATEMENTS
Item 1. Financial Statements

EMERGING DELTA CORPORATION

BALANCE SHEETS

ASSETS
	September 30, 2001 (unaudited)	March 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 300,157	$ 303,841
Interest receivable	672	---
Total Assets	$ 300,829 ==========	$ 303,841 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ ---	$ 1,500
Income tax payable	---	368
Total Current Liabilities	---	1,868
STOCKHOLDERS' EQUITY:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares subscribed, issued and outstanding	$ ---	$ ---
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,214	252,214
Retained Earnings	5,015	6,159
	___________________	___________________
Total Stockholders' Equity	300,829	301,973
Total Liabilities and Stockholders' Equity	$ 300,829 ===========	$ 303,841 ===========

The accompanying notes are an integral part of these financial statements.

EMERGING DELTA CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)
	For the Six Months Ended September 30, 2001	For the Six Months Ended September 30, 2000	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000
INTEREST INCOME	$ 6,177	$ 9,496	$ 3,682	$ 4,810
COSTS AND EXPENSES	(7,321)	(6,702)	(3,030)	(2,726)
INCOME (LOSS) BEFORE TAX PROVISION	(1,144)	2,794	652	2,084
TAX PROVISION	---	---	---	---
NET INCOME (LOSS)	$ (1,144) ========	$ 2,794 ========	$ 652 ========	$ 2,084 ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$ (0.03) ========	$ 0.06 ========	$ 0.01 ========	$ 0.04 ========
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED SHARES OUTSTANDING	43,600 ========	43,600 ========	43,600 ========	43,600 ========

The accompanying notes are an integral part of these financial statements.

EMERGING DELTA CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended September 30, 2001	For the Six Months Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,144)	$ 2,794
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Increase (decrease) in accounts payable	(1,500)	(2,400)
Increase (decrease) in income tax payable	(368)	---
Decrease (increase) in interest receivable	(672)	(112)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,684)	282
INCREASE (DECREASE) IN CASH	(3,684)	282
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	303,841	301,229
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 300,157 ==========	$ 301,511 =========

The accompanying notes are and integral part of these financial statements.

EMERGING DELTA CORPORATION

NOTES TO FINANCIAL STATEMENTS
(All information as of September 30, 2001 and 2000 is unaudited)

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

The financial statements as of September 30, 2001, and for the six and three months ended September 30, 2001 and 2000 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001, the results of operations for the six and three months ended September 30, 2001 and 2000 and the cash flows for the six months ended September 30, 2001 and 2000.

The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2002.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the respective periods ended September 30, 2001 and 2000, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has commenced no operations and has no activities. Interest income for the six and three months ended September 30, 2001 was $6,177 and $3,682 respectively compared to the six and three months ended September 30, 2000 of $9,496 and $4,810 respectively. The decrease in interest income in 2001 is due to lower interest rates compared to 2000. Costs and expenses for the six and three months ended September 30, 2001 was $7,321 and $3,030 respectively compared to the six and three months ended September 30, 2000 of $6,702 and $2,726 respectively. The costs and expenses for the six months ended September 30, 2001 and 2000 each include the annual bank investment fee of $1,250 that was fully expensed in these periods.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2001.

EMERGING DELTA CORPORATION
By: BURT H. KEENAN ____________________________________ Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 9, 2001.
By:	BURT H. KEENAN ______________________________ Burt H. Keenan	Chairman of the Board and Director
By:	D. B. H. CHAFFE III ______________________________ D. B. H. Chaffe III	Director
By:	DANIEL B. KILLEEN ______________________________ Daniel B. Killeen	Director
By:	JERRY W. JARRELL ______________________________ Jerry W. Jarrell	Chief Financial Officer, Secretary and Director