Form 10QSB
period 2002-06-30
EMERGING DELTA CORP
filed 2002-08-14
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended June 30, 2002.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____________ to ______________. Commission file number: 33-61890-FW


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

                    YES  /X/                               NO  /  /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2002:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of June 30, 2002 and March 31, 2001

          Statements of Operations for the Three Months Ended June 30, 2002 and 2001

          Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001

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

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL STATEMENTS
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS


                                     ASSETS

                                                                                  June 30,           March 31,
                                                                                   2002               2002
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 293,999          $ 296,946
                                                                                ----------         ----------

Total Assets                                                                    $ 293,999          $ 296,946
                                                                                ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $   1,500          $   1,500

Stockholders' Equity
  Preferred Stock, $1.00 par value; 2,000,000 shares authorized;
    no shares subscribed, issued and outstanding                                $       -          $       -
  Common Stock, $1.00 par value; 20,000,000 shares authorized;
    43,600 shares issued and outstanding                                           43,600             43,600
  Additional Paid-in Capital                                                      252,214            252,214
  Retained Deficit                                                                (3,315)               (368)
                                                                                ---------          ----------
Total Stockholders' Equity                                                        292,499            295,446

                                                                                ---------          ----------
Total Liabilities and Stockholders' Equity                                      $ 293,999            296,946
                                                                                =========          =========

   The accompanying notes are an integral part of these financial statements.



                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                  For the            For the
                                                                                Three Months       Three Months
                                                                                   Ended              Ended
                                                                                June 30, 2002      June 30, 2001

INTEREST INCOME                                                                 $   1,056          $   2,496


COSTS AND EXPENSES                                                                (4,003)            (4,290)
                                                                                --------------     ------------

LOSS BEFORE TAX PROVISION                                                         (2,947)            (1,796)


TAX PROVISION                                                                         ---                ---
                                                                                --------------     ------------

NET LOSS                                                                        $ (2,947)          $ (1,796)
                                                                                ===============    ============

BASIC AND DILUTED LOSS PER SHARE                                                $  (0.07)          $  (0.04)
                                                                                ===============    ============

WEIGHTED AVERAGE NUMBER OF BASIC AND
  DILUTED SHARES OUTSTANDING                                                       43,600             43,600
                                                                                ==============     ==========

   The accompanying notes are an integral part of these financial statements.



                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the            For the
                                                                                Three Months       Three Months
                                                                                   Ended               Ended
                                                                                June 30, 2002      June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $ (2,947)          $ (1,796)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Income (decrease) in income tax payable                                              -               (368)
                                                                                ----------         ----------
CASH USED BY OPERATING ACTIVITIES                                                 (2,947)            (2,164)

DECREASE IN CASH                                                                  (2,947)            (2,164)

CASH AND CASH EQUIVALENTS - BEGINNING                                             296,946            303,841
                                                                                ----------         ----------

CASH AND CASH EQUIVALENTS - ENDING                                              $ 293,999          $ 301,677
                                                                                ===========        ==========


   The accompanying notes are and integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
           (All information as of June 30, 2002 and 2001 is unaudited)


1.   DESCRIPTION OF ORGANIZATION:
     ---------------------------

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

2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

The financial statements for the three months ended June 30, 2002 and 2001 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months ended June 30, 2002 and 2001 and the cash flows for the three months ended June 30, 2002 and 2001.

The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2003.

3.   RELATED PARTY TRANSACTIONS:
     --------------------------

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the quarters ended June 30, 2002 and 2001, a consulting fee of $750 per month was paid to the Company's Treasurer.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company does not conduct business operations. Interest income for the three months ended June 30, 2002 and 2001 was $1,056 and $2,496 respectively. The decrease in interest income in 2002 was due to lower interest rates compared to 2001. Costs and expenses for the three months ended June 30, 2002 and 2001 was $4,003 and $4,290 respectively. The costs and expenses for the three months ended June 30, 2002 and 2001 each include the annual bank investment fee of $1,250 that was fully expensed in these periods. Costs and expenses for the remaining nine months of the year will not include this expense.

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



            10.      Material Contracts
                     *10.1   1993 Stock Option Plan
                     *10.2   Form  of  Stock  Option   Agreements  with  Messrs.
                             Keenan,  Killeen,  Jarrell and Chaffe with Schedule
                             of Details
                    **99.1   Certification   Pursuant  to  Section  906  of  the
                             Sarbanes-Oxley Act of 2002

*Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and incorporated by reference.

** Filed herewith.

                     (b)     Reports of Form 8-K.
                             August 8, 2002

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.


                                            EMERGING DELTA CORPORATION


                                            By:  /S/ BURT H. KEENAN
                                                 -------------------------------
                                                 Burt H. Keenan
                                                 Chairman



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 14, 2002.


By:   /S/ BURT H. KEENAN                    Chairman of the Board and Director,
      ---------------------------           Chief Executive Officer
      Burt H. Keenan

By:   /S/ D. B. H. CHAFFE III               Director
      ------------------------------
      D. B. H. Chaffe III

By:   /S/ DANIEL B. KILLEEN                 Director
      ------------------------------
      Daniel B. Killeen

By:   /S/ JERRY W. JARRELL                  Chief Financial Officer, Secretary
      ------------------------------        and Director
      Jerry W. Jarrell                      (Principal Financial and Accounting
                                             Officer)