Form 10QSB
period 2002-09-30
EMERGING DELTA CORP
filed 2002-11-14
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to
       ___________________.
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

                   YES  /X/                   NO  /  /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2002:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Balance Sheets as of September 30, 2002 and March 31, 2002

                  Statements of Operations for the Six and Three Months Ended September 30, 2002 and 2001

                  Statements of Cash Flows for the Six Months Ended September 30, 2002 and 2001

                  Notes to the Financial Statements

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3.    Controls and Procedures


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

       Item 4.    Submission of Matters to a Vote of Security Holders

       Item 5.    Other Information

       Item 6.    Exhibits and Reports on Form 8-K

PART I.  FINANCIAL STATEMENTS
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS
                                                                                   September 30,         March 31,
                                                                                       2002                2002
                                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $       291,750      $     296,946
                                                                                ----------------     -------------
Total Assets                                                                    $       291,750      $     296,946
                                                                                ================     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $         1,500      $       1,500

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value; 2,000,000 shares authorized;
    no shares subscribed, issued and outstanding                                $           ---                ---
  Common Stock, $1.00 par value; 20,000,000 shares authorized;
    43,600 shares issued and outstanding                                                 43,600             43,600
  Additional Paid-in Capital                                                            252,214            252,214
  Retained Deficit                                                                       (5,564)              (368)
                                                                                 --------------      -------------
Total Stockholders' Equity                                                              290,250            295,446

Total Liabilities and Stockholders' Equity                                      $       291,750      $     296,946
                                                                                ===============      =============

   The accompanying notes are an integral part of these financial statements.




                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Six        For the Six        For the Three      For the Three
                                                        Months Ended       Months Ended        Months Ended       Months Ended
                                                        September 30,      September 30,       September 30,      September 30,
                                                           2002                2001                2002               2001

INTEREST INCOME                                          $     2,153         $     6,177       $      1,097       $       3,682

COSTS AND EXPENSES                                            (7,349)             (7,321)            (3,346)             (3,030)
                                                         -----------         -----------       ------------      --------------

INCOME (LOSS) BEFORE TAX PROVISION                            (5,196)             (1,144)            (2,249)                652

TAX PROVISION                                                    ---                 ---                ---                ---
                                                         -----------         -----------       ------------       ------------

NET INCOME (LOSS)                                        $    (5,196)        $    (1,144)      $     (2,249)      $         652
                                                         ============        ============      =============      =============
BASIC AND DILUTED EARNINGS (LOSS)
    PER  SHARE                                           $     (0.12)        $     (0.03)      $      (0.05)      $        0.01
                                                         ============        ============      =============     ==============
WEIGHTED AVERAGE NUMBER OF BASIC
    AND  DILUTED SHARES OUTSTANDING                           43,600              43,600             43,600              43,600
                                                         ============        ============      =============     ==============

   The accompanying notes are an integral part of these financial statements.



                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Six                For the Six
                                                                                  Months Ended               Months Ended
                                                                                September 30, 2002         September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $        (5,196)           $       (1,144)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
       Increase (decrease) in accounts payable                                              ---                    (1,500)
       Increase (decrease) in income tax payable                                            ---                      (368)
       Decrease (increase) in interest receivable                                           ---                      (672)
                                                                                ---------------            ---------------

CASH USED IN OPERATING ACTIVITIES                                                        (5,196)                   (3,684)
                                                                                ---------------            --------------

DECREASE IN CASH                                                                         (5,196)                   (3,684)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         296,946                   303,841
                                                                                ---------------            --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $       291,750            $      300,157
                                                                                ===============            ==============

   The accompanying notes are and integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
        (All information as of September 30, 2002 and 2001 is unaudited)


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

2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

The financial statements as of September 30, 2002, and for the six and three months ended September 30, 2002 and 2001 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2002, the results of operations for the six and three months ended September 30, 2002 and 2001 and the cash flows for the six months ended September 30, 2002 and 2001.

The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2003.

3.   RELATED PARTY TRANSACTIONS:
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the respective periods ended September 30, 2002 and 2001, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company has commenced no operations and has no activities. Interest income for the six and three months ended September 30, 2002 was $2,153 and $1,097 respectively compared to the six and three months ended September 30, 2001 of $6,177 and $3,682 respectively. The decrease in interest income in 2002 is due to lower interest rates compared to 2001. Costs and expenses for the six and three months ended September 30, 2002 was $7,349 and $3,346 respectively compared to the six and three months ended September 30, 2001 of $7,321 and $3,030 respectively. The costs and expenses for the six months ended September 30, 2002 and 2001 each include the annual bank investment fee of $1,250 that was fully expensed in these periods.

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

ITEM 3.      CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of the Quarterly Report on Form 10QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS
             None

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
             None

Item 3.      DEFAULTS UPON SENIOR SECURITIES
             None

Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
             None

Item 5.      OTHER INFORMATION

             On  August  22,  2002,  Emerging  Delta  Corporation   ("Delta")and
             Emerging Gamma Corporation ("Gamma") entered into an agreement with Allen F. Campbell ("Campbell") whereby:

             1. Burt H. Keenan and D. B. H. Chaffe agreed to sell 80% of their shares, 6,856 shares and 2,496 shares respectively, of Delta and Gamma to Campbell for $1.25 per share, which is equal to 100% of the cash that Keenan and Chaffe paid for those shares.

             2. Three of the four Delta and Gamma current directors, Burt H. Keenan, D. B. H. Chaffe III and Daniel Killeen agreed to resign as directors and to vote for Campbell's designated slate of directors to fill those vacancies. Jerry W. Jarrell will remain as a director and chief financial officer.

             3. Campbell will be granted stock options to purchase 4,300 shares each of Delta and Gamma at an exercise price of $15.00 per share. These options will replace the stock options currently granted to the directors who are resigning.

             4. Delta Gamma Acquisition LLC, a company controlled by Campbell ("DGA"), would commence a tender offer to purchase shares (the "Shares") of Delta and Gamma. Shareholders of Delta and Gamma would be offered three choices under the terms of the tender offer:

                1.   To stand pat and not tender any Shares.
                2. To tender 40% of their Shares of both Delta and Gamma at $12.50 per Share.
                3. To tender 80% of their Shares of both Delta and Gamma at $12.50 per Share.

             The Tender Offer described above commenced September 16, 2002 and expired October 8, 2002. The total shares tendered by shareholders of each of Delta and Gamma were 1,760.


             The Tender Offer documents were filed with Form 8-K on September 16, 2002, and describe in more detail the terms and conditions of the tender offer and the views of management with respect to the tender offer.

             5. The above agreements result in Campbell and DGA together owning 11,112 shares of each of Delta and Gamma or 25.5% of the issued and outstanding shares of each company.

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

 *Filed with  Registration  Statement on Form SB-2,  File No.  33-61892-FW  (the
  Registration Statement) and incorporated by reference.
**Filed herewith


             (b)     Reports on Form 8-K.
                        August 8, 2002
                          The Company engaged Pannell Kerr Forster of Texas P.C. to serve as its Independent public accountants for fiscal year 2002 and notified Arthur Andersen LLP it would no longer serve as its independent public accountants.
                        September  16, 2002

                          On September 16, 2002, Delta Gamma Acquisition LLC, a company controlled by Allen Campbell, commenced a tender offer to purchase shares of Emerging Delta and Emerging Gamma Corporation. See Item 5 Other Information above for the results of the tender offer and the Form 8-K for detailed information regarding the tender offer and the tender documents.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.


                                                 EMERGING DELTA CORPORATION


                                                 By:  /S/ BURT H. KEENAN
                                                      --------------------------
                                                      Burt H. Keenan
                                                      Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2002.


By:    /S/ BURT H. KEENAN                     Chairman of the Board, Chief
       ------------------------------         Executive Offier and Director
       Burt H. Keenan

By:    /S/ D. B. H. CHAFFE III                Director
       ------------------------------
       D. B. H. Chaffe III

By:    /S/ DANIEL B. KILLEEN                  Director
       ------------------------------
       Daniel B. Killeen

By:    /S/ JERRY W. JARRELL                   Chief Financial Officer, Secretary
       ------------------------------         and Director
       Jerry W. Jarrell

                               Certification of
                             Chief Executive Officer
                          of Emerging Delta Corporation

I, Brooks Mims Talton, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Emerging Delta Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002
                                               /S/ BURT H. KEENAN
                                              --------------------------
                                              Burt H. Keenan
                                              Chief Executive Officer

                                Certification of
                             Chief Financial Officer
                          of Emerging Delta Corporation


I, Gary McBride, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Emerging Delta Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002
                                              /S/ JERRY W. JARRELL
                                              --------------------------
                                              Jerry W. Jarrell
                                              Chief Financial Officer