Form 10QSB/A
period 2002-09-30
EMERGING DELTA CORP
filed 2002-11-14
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                       EXPLANATORY NOTE TO FORM 10-QSB/A

Emerging Delta Corporation is filing this Amendment to its Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2002. It is amending the 302 Certifications (Certification of Chief Executive Officer and Certification of Chief Financial Officer) to correct the names in the first line of each Certification to the names listed on the signature line. This error did not effect the filing and there is no other change to the Form 10-QSB.

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

I, Burt H. Keenan, certify that:

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


I, Jerry W. Jarrell, certify that:

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