Form 10QSB
period 2003-09-30
EMERGING DELTA CORP
filed 2003-11-14
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.


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

             YES  /X/                               NO  / /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2003:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of September 30, 2003 and March 31, 2003            2

        Statements of Operations for the Three and Six Month Periods
           Ended September 30, 2003 and 2002                                  3

        Statements of Cash Flows for the Six Months Ended September
           30, 2003 and 2002                                                  4

        Notes to the Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

Item 3. Controls and Procedures                                               7

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     7

Item 2. Changes in Securities and Use of Proceeds                             7

Item 3. Defaults Upon Senior Securities                                       7

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 5. Other Information                                                     8

Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                 September 30,      March 31,
                                                                      2003             2003
                                                                 -------------    -------------
                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $     198,833    $     272,642
   Prepaid expenses                                                       --              1,060
                                                                 -------------    -------------
      Total current assets                                             198,833          273,702

OFFICE EQUIPMENT,  cost                                                  5,629             --
   Less - Accumulated depreciation                                        (469)            --
                                                                 -------------    -------------
      Office equipment, net                                              5,160             --
                                                                 -------------    -------------

              Total assets                                       $     203,993    $     273,702
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $       2,330    $       4,755

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                         --               --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                               43,600           43,600
   Additional paid-in capital                                          252,214          252,214
   Accumulated deficit                                                 (94,151)         (26,867)
                                                                 -------------    -------------

Total stockholders' equity                                             201,663          268,947
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $     203,993    $     273,702
                                                                 =============    =============










   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Six      For the Six     For the Three    For the Three
                                       Months Ended     Months Ended     Months Ended     Months Ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2003             2002             2003             2002

INTEREST INCOME                       $       1,413    $       2,153    $         623    $       1,097


COSTS AND EXPENSES                          (68,697)          (7,349)         (35,428)          (3,346)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (67,284)          (5,196)         (34,805)          (2,249)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (67,284)   $      (5,196)   $     (34,805)   $      (2,249)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (1.54)   $       (0.12)   $       (0.80)   $       (0.05)
                                      =============    =============    =============    =============


WEIGHTED AVERAGE NUMBER OF BASIC
    AND  DILUTED SHARES OUTSTANDING          43,600           43,600           43,600           43,600
                                      =============    =============    =============    =============





















   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
                                                              September 30
                                                         -----------------------
                                                            2003         2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (67,284)   $  (5,196)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
        Depreciation                                           469         --
        Changes in current assets and liabilities:
          Increase (decrease) in accounts payable           (2,425)        --
          Decrease (increase) in prepaid expenses            1,060         --
                                                         ---------    ---------

CASH USED IN OPERATING ACTIVITIES                          (68,180)      (5,196)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to office equipment                            (5,629)        --
                                                         ---------    ---------
CASH USED IN INVESTING ACTIVITIES                           (5,629)        --
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (73,809)      (5,196)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            272,642      296,946
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 198,833    $ 291,750
                                                         =========    =========



















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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of September 30, 2003 and for each of the six month periods ended September 30, 2003 and 2002 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2003 the results of operations for the six months ended September 30, 2003 and 2002 and the cash flows for the six months ended September 30, 2003 and 2002.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the six months ended September 30, 2003 consulting fees of $18,000 were paid to the Company's Chief Executive Officer. There were no similar payments in the six months ended September 30, 2002.
During each of the respective periods ended September 30, 2003 and 2002, consulting fees of $4,500 were paid to the Company's Treasurer and Secretary.


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

Results of Operations

Six and Three Month Periods Ended September 30, 2003 compared to September 30, 2002

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the six and three months ended September 30, 2003 was $1,413 and $623 respectively compared to the six and three months ended September 30, 2002 of $2,153 and $1,097 respectively. The decrease in interest income in 2003 is due to lower interest rates compared to 2002. Costs and expenses for the six and three months ended September 30, 2003 was $68,697 and $35,428 respectively compared to the six and three months ended September 30, 2002 of $7,349 and $3,346 respectively. Costs and expenses consist primarily of consulting fees and legal expenses. Consulting fees in the six and three months ended September 30, 2003 were $22,500 and $11,250 respectively compared to the six and three months ended September 30, 2002 of $4,500 and $2,250 respectively. The increase in 2003 is due to the $3,000 monthly consulting fee paid to the Company's Chief Executive Officer. The increase in other costs and expenses during the six and three months ended September 30, 2003 compared to the six and three months ended September 30, 2002 is primarily due to legal expenses incurred in connection with a potential business acquisition and expenses related to shareholder meetings in 2003.

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

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the shareholders was held on August 5, 2003 to vote on a proposal to amend and restate our certificate of incorporation to increase the number of authorized shares of the Company's common stock, par value $1.00 per share, from 200,000 shares to 2,000,000 shares and increase the number of authorized shares of the Company's preferred stock, par value $1.00 per share, from 50,000 shares to 500,000 shares, which amendment had been proposed by the Board of Directors of the Company.

         The above proposal was approved by a vote of 27,527 shares for the proposal and 420 shares against the proposal.

         The annual meeting of the shareholders was held on September 11, 2003 and the following matters were voted on:

         1. To elect four directors of Emerging Delta Corporation to hold office until their successors are duly elected and qualified. The nominees were Allen F. Campbell, Dermot S. L. Butler, Laurence Cottingham, and Jerry W. Jarrell.

                  Each of the nominees was elected by a vote of 28,766 shares for, none against and 308 shares abstaining.

         2. To approve the ratification of the selection of Pannell Kerr Forster of Texas, P.C. as the independent public accountants of the Company.

                  The selection of Pannell Kerr Forster of Texas, P.C. was ratified by a vote of 28,766 shares for, none against and 308 shares abstaining.

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

         (b)      Reports of Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2003.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
   Jerry W. Jarrell