Form 10QSB
period 2003-12-31
EMERGING DELTA CORP
filed 2004-02-10
CIK 904145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________. Commission file number: 33-61892-FW


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

                    YES  /X/                         NO  / /

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2003:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of December 31, 2003 and March 31, 2003             2

        Statements of Operations for the Three and Nine Month Periods
           Ended December 31, 2003 and 2002                                   3

        Statements of Cash Flows for the Nine Months Ended December 31,
           2003 and 2002                                                      4

        Notes to the Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

Item 3. Controls and Procedures                                               7

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     7

Item 2. Changes in Securities and Use of Proceeds                             7

Item 3. Defaults Upon Senior Securities                                       7

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 5. Other Information                                                     8

Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 December 31,     March 31,
                                                                     2003            2003
                                                                 ------------    ------------
                                                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $    182,038    $    272,642
   Prepaid expenses                                                      --             1,060
                                                                 ------------    ------------
      Total current assets                                            182,038         273,702

OFFICE EQUIPMENT,  cost                                                 5,629            --
   Less - Accumulated depreciation                                       (938)           --
                                                                 ------------    ------------
      Office equipment, net                                             4,691            --
                                                                 ------------    ------------

              Total assets                                       $    186,729    $    273,702
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $      1,955    $      4,755

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                        --              --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                              43,600          43,600
   Additional paid-in capital                                         252,214         252,214
   Accumulated deficit                                               (111,040)        (26,867)
                                                                 ------------    ------------

Total stockholders' equity                                            184,774         268,947
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $    186,729    $    273,702
                                                                 ============    ============















The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       For the Nine      For the Nine     For the Three     For the Three
                                       Months Ended      Months Ended      Months Ended      Months Ended
                                       December 31,      December 31,      December 31,      December 31,
                                           2003              2002              2003              2002
                                      --------------    --------------    --------------    --------------
INTEREST INCOME                       $        1,898    $        3,282    $          485    $        1,129

COSTS AND EXPENSES                           (86,071)          (16,393)          (17,374)           (9,044)
                                      --------------    --------------    --------------    --------------

LOSS BEFORE TAX PROVISION                    (84,173)          (13,111)          (16,889)           (7,915)

TAX PROVISION                                   --                --                --                --
                                      --------------    --------------    --------------    --------------

NET LOSS                              $      (84,173)   $      (13,111)   $      (16,889)   $       (7,915)
                                      ==============    ==============    ==============    ==============

BASIC AND DILUTED LOSS
    PER  SHARE                        $        (1.93)   $        (0.30)   $        (0.39)   $        (0.18)
                                      ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF BASIC
    AND  DILUTED SHARES OUTSTANDING           43,600            43,600            43,600            43,600
                                      ==============    ==============    ==============    ==============

































   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended
                                                              December 31
                                                         ----------------------
                                                            2003         2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (84,173)     (13,111)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation                                          938         --
         Changes in current assets and liabilities:
           Increase (decrease) in accounts payable          (2,800)        --
           Decrease (increase) in prepaid expenses           1,060         --
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (84,975)     (13,111)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to office equipment                            (5,629)        --
                                                         ---------    ---------
CASH USED IN INVESTING ACTIVITIES                           (5,629)        --
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (90,604)     (13,111)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            272,642      296,946
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 182,038    $ 283,835
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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of December 31, 2003 and for each of the nine month periods ended December 31, 2003 and 2002 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2003 the results of operations for the nine months ended December 31, 2003 and 2002 and the cash flows for the nine months ended December 31, 2003 and 2002.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the nine months ended December 31, 2003 consulting fees of $27,000 were paid to the Company's Chief Executive Officer. There were no similar payments in the nine months ended December 31, 2002.
During each of the respective periods ended December 31, 2003 and 2002, consulting fees of $6,750 were paid to the Company's Treasurer and Secretary.


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

Results of Operations

Nine and Three Month  Periods  Ended  December 31, 2003 compared to December 31,
2002

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the nine and three months ended December 31, 2003 was $1,898 and $485 respectively compared to the nine and three months ended December 31, 2002 of $3,282 and $1,129 respectively. The decrease in interest income in 2003 is due to lower interest rates and lower cash balances compared to 2002. Costs and expenses for the nine and three months ended December 31, 2003 was $86,071 and $17,374 respectively compared to the nine and three months ended December 31, 2002 of $16,393 and $9,044 respectively. Costs and expenses consist primarily of consulting fees and legal expenses. Consulting fees in the nine and three months ended December 31, 2003 were $34,250 and $11,250 respectively compared to the nine and three months ended December 31, 2002 of $6,750 and $2,250 respectively. The increase in 2003 is due to the $3,000 monthly consulting fee paid to the Company's Chief Executive Officer. The increase in other costs and expenses during the nine and three months ended December 31, 2003 compared to the nine and three months ended December 31, 2002 is primarily due to legal and travel expenses incurred in connection with a potential business acquisition and expenses related to shareholder meetings in 2003.

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

*Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and incorporated by reference.
**Filed herewith

         (b) Reports of Form 8-K.
             None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2004.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 12, 2004.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   --------------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   --------------------------
   Jerry W. Jarrell