Form 10KSB
period 2004-03-31
EMERGING DELTA CORP
filed 2004-06-29
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004.

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

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

                                 (512) 794-5800
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: None

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003 was $459,000.

     The number of shares outstanding of the issuer's classes of Common Stock as of June 29, 2004:

                 Common Stock, $1.00 Par Value -- 43,600 shares

Transitional small business disclosure format:

                                 YES [ ] NO [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

History and Organization

     Emerging Delta Corporation (the "Company") was incorporated in the State of Delaware on February 10, 1993. Since inception, the Company has engaged in efforts intended to identify possible merger or acquisition candidates, has investigated acquisition candidates and has conducted preliminary negotiations concerning, but as of March 31, 2004 has not entered into a letter of intent for, possible mergers or acquisitions. See "Subsequent Events" below.

     On November 26, 2002 management control of the Company was changed in connection with a tender offer. Resumes of the current members of the Company's management team are provided in Part III, Item 9 of this Form 10-KSB. Current management intends to continue operating the Company as a blind pool, as further described herein.

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

     The Company may seek a business opportunity with a firm that only recently commenced operations, or developing companies that are in need of additional funds for expansion into new products or markets, or are seeking to develop a new product or service, or are an established business which may be experiencing financial or operating difficulties and are in the need for additional capital. In some instances, a business opportunity may involve the acquisition or merger with a corporation that does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

     The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Forms 8-K, agreements and related reports and documents.

     The Company will not make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Generation of Opportunities

     In order to be successful, the Company must seek and evaluate business opportunities. Accordingly, generating business opportunities is a significant task for management.

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

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition to qualify as a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

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

Subsequent Events

     Effective May 24, 2004, the Company and EZklick, Inc., ("EZklick") of Washington, D. C. have agreed to a Plan of Collaboration with the objective of acquiring ownership of several independent grocery wholesale distribution centers ("IWDCs"), commonly called "Cash and Carry's". Concurrently, the Company has retained Altos Growth Corporation of Los Altos, California, as a consultant to research the IWDC industry, identify prospective candidates for acquisition, assist in negotiating the terms and conditions of acquisitions and assist in securing debt and equity financing that is needed in the Company's acquisition efforts. Upon completion of any acquisition, EZklick will install its proprietary electronic software, known as CRISP, in each acquired facility to provide the Company and EZklick the real-time perpetual inventory information, sales and purchase data and the financial accounting information required by management. EZklick management has operational experience in the independent grocery distribution industry while the Company's management has experience in corporate finance and acquisition and consolidation.

     Furthermore, the agreement sets forth the preliminary terms and conditions for a merger between the Company and EZklick upon the acquisition of IWDC's having an aggregate of at least $100 million in revenues for the trailing 12 months. Based on the terms of the agreement, subject to certain conditions and the negotiation of a definitive merger agreement, at the time of the merger EZklick will exchange 100% of its total shares for 45% of the issued and outstanding shares of the Company. Consummation of this transaction is subject to several conditions and there can be no assurance that a merger with EZklick will be consummated.

     Effective May 24, 2004, the Company entered into a services agreement with Altos Growth Corporation ("AGC"), pursuant to which AGC agreed to provide advisory services to Delta in connection with the acquisition of IWDCs. AGC's services are to include finding IWDC acquisition candidates, negotiating their acquisition and arranging for financing of such acquisitions. AGC agreed to provide the services of Martin Nielson as Executive Vice President for Corporate Development; for such services, Delta has agreed to pay AGC $10,000 per month. Conditionally, upon achievement of financial milestones, AGC will receive an additional $10,000 per month beginning on the seventh month of the Agreement.

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

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has not traded. As of March 31, 2004, there were 301 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Selected Financial Information

     The following sets forth selected financial information as of March 31, 2000, 2001, 2002, 2003 and 2004 and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.


Balance Sheet Data
                            March 31,   March 31,   March 31,   March 31,   March 31,
                               2000        2001        2002        2003        2004
                            ---------   ---------   ---------   ---------   ---------
Cash ....................   $ 301,229   $ 303,841   $ 296,946   $ 272,642   $ 161,659
Total Assets ............     301,229     303,841     296,946     273,702     166,304
Total Liabilities .......       2,700       1,868       1,500       4,755       3,603
Stockholders' Equity ....     298,529     301,973     295,446     268,947     162,701

     The Company was formed in 1993 and has engaged in efforts intended to identify possible merger or acquisition "targets" and other organizational matters. The Company earned $2,352 in interest income during 2004 and $3,942 in 2003. The decrease in interest income in 2004 was due to lower interest rates and decreased cash invested. Costs and expenses for the years ended March 31, 2004 and 2003 were $108,598 and $30,441, respectively. The increase in expenses in 2004 is due to $36,678 of legal fees and $14,084 of travel expenses related primarily to pursuing possible business opportunities compared to $4,588 of legal expenses and $5,000 of travel expense in 2003. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. In fiscal years 2004 and 2003 the total amounts paid the two directors were $45,000 and $12,000 respectively.

     The Company recognized net losses of $106,246 in 2004 and $26,499 in 2003. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of the Annual Report on Form 10KSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.
     (b) Changes in internal controls. There were no significant changes in internal control over financial reporting during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name                          Age        Office with the Company
----                          ---        -----------------------

Allen F. Campbell             61         Chairman, President and Chief Executive
                                         Officer and Director

Dermot S. L. Butler           63         Director

Laurence M. Cottingham        72         Director

Jerry W. Jarrell              62         Chief Financial Officer, Secretary and
                                         Director

Martin Nielson                52         Executive Vice President and Director

     Each officer and director will devote only such time to the business affairs of the Company, as he deems appropriate, as discussed under the caption "Executive Compensation". In the case of Messrs. Butler, Cottingham and Jarrell the time devoted is estimated to be an average of approximately 20-30 hours per officer and director for each quarter. Mr. Campbell intends to devote a significant amount of time to the affairs of the Company until an acquisition candidate has been preliminarily identified and a letter of intent is being negotiated between the Company and the acquisition candidate and possibly thereafter. At present Mr. Campbell is devoting approximately 10 to 20 hours per week on behalf of the Company.

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

Laurence M. Cottingham became a director on November 26, 2002, following the tender offer in September 2002 to acquire the Company. He is a management consultant advising in the areas of finance, business entity evaluation, financial restructuring, mergers, acquisitions and corporate divestitures. He also renders advice concerning the operations, planning, structure, and financing of on-going businesses with particular emphasis on cash flow, the allocation of working capital, financing structures and capital assets management. He also negotiates complex contractual relationships and collective bargaining agreements. Further he has negotiated with a foreign government a major contract package of financial incentives to establish a large manufacturing plant in that foreign country. He is familiar with international business activities. He is Co-founder and Chief Operating Officer of Deposit Finance Associates, LLC, a specialist in financing deposits between major telephone companies on international telephony.

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

Martin Nielson has been a director since May 24, 2004. He is the founder of and a principal in Altos BanCorp and Altos Growth Corporation, which provide advisory services to businesses with regard to formulation and implementation of growth and financial strtategies and tactics. His 30-year international career has included serving as CEO and other executive-level positions within public and private companies, as well as within start-ups. Five of the start-ups, in which he served as an executive, became public on the NYSE, NASDAQ, OTCBB and London exchanges; four became billion dollar corporations, most notably The Gap, Businessland, and Corporate Express. A graduate of San Jose State University, Martin also studied at San Francisco State University's graduate school of business, concentrating on operations research. He serves on the executive board of the local BSA council. He is a frequent guest speaker at industry conferences and is the author of several industry columns.

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

     The extent to which the indemnification provisions of the Delaware General Corporation Law and the Company's certificate of incorporation and bylaws provide indemnification to officers and directors for violations of the federal securities laws has not been settled by court precedent. The Company understands that, in the position of the Securities and Exchange Commission, such indemnification is against public policy and is unenforceable.

Board Committees and Meetings

Audit Committee

     Our audit committee consists of Laurence M. Cottingham, Dermot S. L. Butler and Jerry W. Jarrell. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures. The audit committee held one meeting during the fiscal year ended March 31, 2004.

Compensation Committee

     Our compensation committee consists of Dermot S. L. Butler, Laurence M. Cottingham and Jerry W. Jarrell. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters. The compensation committee held one meeting during the fiscal year ended March 31, 2004.

Director Meetings

     Directors are paid $500 should they travel out of town to attend a meeting and are reimbursed for customary and reasonable expenses incurred in attending board of directors and committee meetings. Generally our director meetings are held telephonically and do not require out of town travel to attend the meetings.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC). The Company is required to disclose whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. The Company believes that during fiscal year 2004, all officers, directors and persons owning more than 10 percent of equity securities subject to such reporting obligations have satisfied all Section 16(a) filing requirements.

Item 10.   EXECUTIVE COMPENSATION

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

     The board of directors has approved the payment of a monthly fee of $3,000 to Allen Campbell effective April 1, 2003 for his services as Chief Executive Officer of the Company.

     The board of directors has approved the payment of a monthly fee of $750 to Jerry Jarrell for his services as Chief Financial Officer and Secretary of the Company. Mr. Jarrell has been paid this amount for the past five years including 2004.

     The board of directors has approved the payment of $10,000 per month to AGC for providing the executive services of Martin Nielson. Conditionally, upon achievement of certain financial milestones, AGC will receive an additional $10,000 beginning on the seventh month of the Agreement.

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

OPTION GRANTS

     No options were granted to the named executive officers during the fiscal year ended March 31, 2004.

2004 OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the value realized upon exercise of options during fiscal year 2004 and the number and value of unexercised options held by the named executive officers at March 31, 2004. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of March 31, 2004, determined by the board of directors to be $12.50 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. The fair market value of our common stock was determined based on price offered in the September 16, 2002 tender offer for the common shares of the Company.

                       SHARES                                                    VALUE OF UNEXERCISED IN-
                      ACQUIRED                      NUMBER OF UNEXERCISED         THE -MONEY OPTIONS AT
                         ON          VALUE        OPTIONS AT MARCH 31, 2004           MARCH 31, 2004
    NAME              EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
    ----              --------      --------     -----------   -------------    -----------   -------------
Allen F. Campbell        --            --           4,300            --              --             --
Jerry W. Jarrell         --            --           2,000            --              --             --

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2004, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                  Number of Shares
                                   Of Common Stock
                                    Beneficially
Name                                    Owned                      Percent
----                              ----------------                 -------
Allen F. Campbell(1)                    11,052                     23.1  %
Dermot S. L. Butler(2)                   1,500                      3.3  %
Laurence M. Cottingham(3)                1,500                      3.3  %
Jerry W. Jarrell(4)                      2,125                      4.6  %
All Officers and
Directors as a Group:
(4 persons)(5)                          16,177                     30.6  %
------------------
(1) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2004, to purchase 4,300 shares of Common Stock.

(2) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2004, to purchase 1,500 shares of Common Stock.

(3) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2004, to purchase 1,500 shares of Common Stock.

(4) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2004, to purchase 2,000 shares of Common Stock.

(5) Includes Shares issuable upon exercise of options to purchase 9,300 shares of Common Stock as set forth in Notes 1, 2, 3 and 4 above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A total of 16,052 of the 16,177 shares listed in the table above are or will upon issuance be "restricted securities" as that term is defined under the Securities Act and may not be sold in the absence of registration or exemption under the Securities Act. Under current law, the shares cannot be sold for one year from the date they are purchased, and then only under limited circumstances. The other shares issued by the Company were issued pursuant to an effective registration statement and are freely transferable.

Stock Option Plan

     The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

     In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 7,300 shares are issuable under options granted to officers and directors at $15.00 per share, and 2,000 shares as issuable under options granted to a director at $12.00 per share, all exercisable until March 14, 2008. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

     10.  Material Contracts
          *10.1 1993 Stock Option Plan
          *10.2 Form of Stock Option Agreements
          **10.3 Joint  Venture  Agreement  between  EZklick,  Inc. and Emerging
               Delta  Corporation  dated March 20, 2004 and effective  April 29,
               2004
          **10.4  Advisory   Agreement  between  Altos  Growth  Corporation  and
               Emerging Delta Corporation dated May 24, 2004
          **31 Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          **32 Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------
     *Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.

     **Filed herewith

Item  14.  INFORMATION  WITH  RESPECT  TO  THE  INDEPENDENT   REGISTERED  PUBLIC
           ACCOUNTING FIRM

Audit Fees

     Pannell Kerr Forster of Texas, P.C. aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2004 fiscal year and the review of the financial statements included in our Forms 10-QSB for the 2004 fiscal year were $3,440. The engagement of Pannell Kerr Forster of Texas, P.C. for the 2004 fiscal year and the scope of the audit-related services, including the audit and reviews described above were pre-approved by our audit committee.

Audit-Related Fees

     Pannell Kerr Forster of Texas, P.C. did not provide any other assurance or related service for the fiscal year 2004.

Tax Fees

     Pannell Kerr Forster of Texas, P.C. did not provide any tax related services for the fiscal year 2004.

All Other Fees

     Pannell Kerr Forster of Texas, P.C. did not render any other services for us in 2004.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2004.




                                                      EMERGING DELTA CORPORATION

                                                      By: /s/ Allen F. Campbell
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

By:   /s/ Allen F. Campbell                          Dated: June 29, 2004
      ------------------------------                 --------------------
      Allen F. Campbell
      Chairman of the Board and Director

By:   /s/ Jerry W. Jarrell                           Dated:  June 29, 2004
      ------------------------------                 ---------------------
      Jerry W. Jarrell
      Chief Financial Officer, Secretary and Director
      (Principal Financial and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Registered Public Accounting Firm                                  F-2

Balance Sheet as of March 31, 2004                                           F-3

Statements of Operations for the Years Ended March 31, 2004 and 2003         F-4

Statements of Stockholders' Equity for the Years Ended March 31,
  2004 and 2003                                                              F-5

Statements of Cash Flows for the Years Ended March 31, 2004 and 2003         F-6

Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Emerging Delta Corporation:

We have audited the accompanying balance sheet of Emerging Delta Corporation (a Delaware corporation) as of March 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Delta Corporation as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


/s/ Pannell Kerr Forster of Texas P. C.
Houston, Texas
June 21, 2004


                           EMERGING DELTA CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 2004

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 161,659
       Prepaid expenses                                                            423
                                                                             ---------
         Total current assets                                                  162,082
                                                                             ---------

OFFICE EQUIPMENT, cost                                                           5,629
     Less - Accumulated depreciation                                            (1,407)
                                                                             ---------
     Total office equipment                                                      4,222
                                                                             ---------

         Total assets                                                        $ 166,304
                                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $   3,603
                                                                             ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 50,000 shares authorized; no shares
       subscribed, issued or outstanding                                     $    --
     Common stock, $1.00 par value; 200,000 shares authorized; 43,600
       issued and outstanding                                                   43,600
     Additional paid-in capital                                                252,214
     Retained earnings (deficit)                                              (133,113)
                                                                             ---------
         Total stockholders' equity                                            162,701
                                                                             ---------
         Total liabilities and stockholders' equity                          $ 166,304
                                                                             =========



   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                            2004         2003
                                                         ---------    ---------

INTEREST INCOME                                          $   2,352    $   3,942

COSTS AND EXPENSES                                        (108,598)     (30,441)
                                                         ---------    ---------

LOSS BEFORE TAX PROVISION                                 (106,246)     (26,499)

TAX PROVISION                                                 --           --
                                                         ---------    ---------

NET LOSS                                                 $(106,246)   $ (26,499)
                                                         =========    =========

BASIC AND DILUTED LOSS  PER SHARE                        $   (2.44)   $    (.61)
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
      SHARES OUTSTANDING                                    43,600       43,600
                                                         =========    =========






   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                 Common Stock
                           -----------------------    Additional    Retained
                            Number of                  Paid-in     Earnings
                             Shares       Amount       Capital     (Deficit)      Total
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2002       43,600   $   43,600   $  252,214   $     (368)   $  295,446

NET LOSS                         --           --           --        (26,499)      (26,499)
                           ----------   ----------   ----------   ----------    ----------

BALANCE - March 31, 2003       43,600       43,600      252,214      (26,867)      268,947

NET LOSS                         --           --           --       (106,246)     (106,246)
                           ----------   ----------   ----------   ----------    ----------

BALANCE - March 31, 2004       43,600   $   43,600   $  252,214   $ (133,113)   $  162,701
                           ==========   ==========   ==========   ==========    ==========



   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                      2004         2003
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                              $(106,246)   $ (26,499)
     Net loss
       Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities--
                  Depreciation                                         1,407         --
           (Increase) decrease in prepaid expenses                       637       (1,060)
           Increase (decrease) in accounts payable                    (1,152)       3,255
                                                                   ---------    ---------
                     Net cash used in operating activities          (105,354)     (24,304)
                                                                   ---------    ---------

CASH FLOW USED IN INVESTING ACTIVITIES:
       Office equipment additions                                     (5,629)        --
                                                                   ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                               (110,983)     (24,304)

CASH AND CASH EQUIVALENTS - beginning of year                        272,642      296,946
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS - end of year                            $ 161,659    $ 272,642
                                                                   =========    =========



   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

1.   DESCRIPTION OF ORGANIZATION:

Emerging Delta Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, managed by the same officers and directors, which is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2004, all cash was invested in a money market account.

Office equipment consists of computer equipment and is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful life of three years with no salvage value.

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The Statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized.

There are no temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a full valuation allowance has been provided against the deferred tax asset resulting from the net operating loss
(NOL) carryforward. No benefit was provided for the net loss incurred in 2004. The net operating loss carryforward at March 31, 2004 was approximately $139,000, which will be available to offset future taxable income over the next 20 years.

The Company accounts for stock options is accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized upon grant. The fair value and other pro forma disclosures required by SFAS No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, have not been included in the financial statements as such disclosures are not considered material to the financial statements.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.   CASH CONCENTRATION

The Company maintains its cash in a major U.S. cash trust money fund. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

4.   RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During 2004 the Company's Chief Executive Officer was paid a fee of $3,000 per month and in 2003 was paid a fee of $3,000 for services rendered from November 2002 to March 31, 2003. During 2004 and 2003, a fee of $750 per month was paid to the Company's Chief Financial Officer.

5.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock).

A summary of the Company's stock options as of March 31, 2004 and 2003 and changes during the years then ended are presented below:


                                            Number         Weighted-Average
                                          of Shares         Exercise Price

Outstanding at March 31, 2002               6,300              $ 14.05
     Granted                                9,300              $ 14.35
     Canceled                              (6,300)             $ 14.05
                                          -------
Outstanding at March 31, 2003               9,300              $ 14.35
     Granted                                 --                   --
     Canceled                                --                   --
                                          -------              -------
Outstanding at March 31, 2004               9,300              $ 14.35
                                          =======
Exercisable at March 31, 2004               9,300              $ 14.35
                                          -------

All stock options expire March 14, 2008.

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

7. SUBSEQUENT EVENT:

Effective May 24, 2004 the Company and EZklick, Inc., ("EZklick") of Washington,
D. C. have agreed to a Plan of Collaboration with the objective of acquiring ownership of several independent grocery wholesale distribution centers ("IWDCs"), commonly called "Cash and Carry's". Concurrently, the Company has retained Altos Growth Corporation of Los Altos, California, as a consultant to research the IWDC industry, identify prospective candidates for acquisition, assist in negotiating the terms and conditions of acquisitions and assist in securing debt and equity financing that is needed in the Company's acquisition efforts. Upon completion of any acquisition, EZklick will install its proprietary electronic software, known as CRISP, in each acquired facility to provide the Company and EZklick the real-time perpetual inventory information, sales and purchase data and the financial accounting information required by management. EZklick management has operational experience in the independent grocery distribution industry while the Company's management has experience in corporate finance and acquisition and consolidation.

Furthermore, the agreement sets forth the preliminary terms and conditions for a merger between the Company and EZklick upon the acquisition of IWDC's having an aggregate of at least $100 million in revenues for the trailing 12 months. Based on the terms of the agreement, subject to certain conditions and the negotiation of a definitive merger agreement, at the time of the merger EZklick will exchange 100% of its total shares for 45% of the issued and outstanding shares of the Company. Consummation of this transaction is subject to several conditions and there can be no assurance that a merger with EZklick will be consummated.

     Effective May 24, 2004, the Company entered into a services agreement with Altos Growth Corporation ("AGC"), pursuant to which AGC agreed to provide advisory services to Delta in connection with the acquisition of IWDCs. AGC's services are to include finding IWDC acquisition candidates, negotiating their acquisition and arranging for financing of such acquisitions. AGC agreed to provide the services of Martin Nielson as Executive Vice President for Corporate Development; for such services, Delta has agreed to pay AGC $10,000 per month. Conditionally, upon achievement of financial milestones, AGC will receive an additional $10,000 per month beginning on the seventh month of the Agreement.