Form 10QSB
period 2004-06-30
EMERGING DELTA CORP
filed 2004-08-10
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

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

                YES  /X/                          NO  / /

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                YES  / /                          NO  /X/

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2004:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheets as of June 30, 2004 and March 31, 2004                2

         Statements of Operations for the Three Months Ended
             June 30, 2004 and 2003                                           3

         Statements of Cash Flows for the Three Months Ended
             June 30, 2004 and 2003                                           4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6

Item 3.  Controls and Procedures                                              7

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities and Use of Proceeds                            8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                  June 30,       March 31,
                                                                    2004           2004
                                                                 -----------    -----------
                                                                 (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $   125,389    $   161,659
   Prepaid expenses                                                   10,000            423
                                                                 -----------    -----------
      Total current assets                                           135,389        162,082

OFFICE EQUIPMENT,  cost                                                5,629          5,629
    Less - Accumulated depreciation                                   (1,876)        (1,407)
                                                                 -----------    -----------
       Office equipment, net                                           3,753          4,222
                                                                 -----------    -----------

              Total assets                                       $   139,142    $   166,304
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $     9,467    $     3,603
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                       --             --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                             43,600         43,600
   Additional paid-in capital                                        252,214        252,214
   Accumulated earnings (deficit)                                   (166,139)      (133,113)
                                                                 -----------    -----------

Total stockholders' equity                                           129,675        162,701
                                                                 -----------    -----------

Total liabilities and stockholders' equity                       $   139,142    $   166,304
                                                                 ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended
                                                              June 30
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
INTEREST INCOME                                      $       139    $       790

COSTS AND EXPENSES                                       (33,165)       (33,269)
                                                     -----------    -----------

LOSS BEFORE TAX  PROVISION                               (33,026)       (32,479)

TAX PROVISION                                               --             --
                                                     -----------    -----------

NET LOSS                                             $   (33,026)   $   (32,479)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER  SHARE                    $     (0.76)   $     (0.74)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF BASIC
   AND  DILUTED SHARES OUTSTANDING                        43,600         43,600
                                                     ===========    ===========














   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three Months Ended
                                                              June 30
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                          $   (33,026)   $   (32,479)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                          469           --
       Increase in accounts payable                        5,864          9,235
       Decrease (increase) in prepaid expenses            (9,577)           795
                                                     -----------    -----------
CASH USED IN OPERATING ACTIVITIES                        (36,270)       (22,449)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to office equipment                            --           (5,629)
                                                     -----------    -----------

CASH USED IN INVESTING ACTIVITIES                           --           (5,629)
                                                     -----------    -----------


DECREASE IN CASH AND CASH EQUIVALENTS                    (36,270)       (28,078)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          161,659        272,642
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $   125,389    $   244,564
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

On November 26, 2003 management control of the Company was changed in connection with a tender offer. New management intends to continue operating the Company as a blind pool, as further described herein.

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

Effective May 24, 2004, the Company and EZklick, Inc., ("EZklick") have agreed to a Plan of Collaboration with the objective of acquiring ownership of several independent grocery wholesale distribution centers ("IWDCs"), commonly called "Cash and Carry's". Concurrently, the Company has retained Altos Growth Corporation as a consultant to research the IWDC industry, identify prospective candidates for acquisition, assist in negotiating the terms and conditions of acquisitions and assist in securing debt and equity financing that is needed in the Company's acquisition efforts. The agreement provides that, upon completion of any acquisition, EZklick will install its proprietary electronic software in each acquired facility to provide real-time perpetual inventory information, sales and purchase data and other information required by management. EZklick management has operational experience in the independent grocery distribution industry while the Company's management has experience in corporate finance and acquisition and consolidation.

Furthermore, the agreement sets forth the preliminary terms and conditions for a merger between the Company and EZklick upon the acquisition of IWDC's having an aggregate of at least $100 million in revenues for the trailing 12 months. Based on the terms of the agreement, at the time of the merger EZklick will exchange 100% of its total shares for 45% of the issued and outstanding shares of the Company. Consummation of this transaction is subject to several conditions and there can be no assurance that a merger with EZklick will be consummated.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of June 30, 2004 and for the three months ended June 30, 2004 and 2003 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2004 the results of operations for the three months ended June 30, 2004 and 2003 and the cash flows for the three months ended June 30, 2004 and 2003.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the three months ended June 30, 2004 and 2003 fees of $9,000 were paid to the Company's Chief Executive Officer. During the respective periods ended June 30, 2004 and 2003, fees of $2,250 were paid to the Company's Chief Financial Officer.

Effective May 24, 2004, the Company entered into a services agreement with Altos Growth Corporation ("AGC"), pursuant to which AGC agreed to provide advisory services to Delta in connection with the acquisition of several independent grocery wholesale distribution centers ("IWDCs"). AGC's services are to include finding IWDC acquisition candidates, negotiating their acquisition and arranging for financing of such acquisitions. AGC agreed to provide the services of Martin Nielson as a director and Executive Vice President for Corporate Development of Delta; for such services, Delta has agreed to pay AGC $10,000 per month. Conditionally, upon achievement of financial milestones, AGC will receive an additional $10,000 per month beginning on the seventh month of the Agreement.

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

Effective May 24, 2004, the Company determined to embark on a program of acquiring ownership of several independent grocery wholesale distribution centers, commonly called "Cash and Carry's", and has entered into agreements with other businesses to assist in that program. See Description of Organization, above.

Results of Operations

Three Month Period Ended June 30, 2004 compared to June 30, 2003

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the three months ended June 30, 2004 and 2003 was $139 and $790 respectively. The decrease in interest income in 2004 is due to lower interest rates compared to 2003. Costs and expenses for the three months ended June 30, 2004 and 2003 was $33,165 and $33,269 respectively. Costs and expenses consist primarily of consulting fees, travel and legal expenses. Consulting fees in the three months ended June 30, 2004 and 2003 were $21,250 and $11,250 respectively. The increase in 2004 is due to the $10,000 monthly consulting fee paid to Altos Growth Corporation for month of June 2004 for their services as described above. Other costs and expenses during the three months ended June 30, 2004 and 2003 consist primarily of travel and legal expenses incurred in connection with potential business acquisitions.

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

         (b) Changes in internal controls. There were no significant changes in internal control over financial reporting during out most recent completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         10.      Material Contracts
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements

                  **10.3 Joint Venture Agreement between EZklick, Inc. and Emerging Delta Corporation dated March 20, 2004 and effective April 29, 2004
                  **10.4 Advisory Agreement between Altos Growth Corporation and Emerging Delta Corporation dated May 24, 2004
                  31 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         -----------------------
                  *Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.
                  **Filed  with March 31, 2004 Form 10-KSB

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2004.


                                                      EMERGING DELTA CORPORATION


                                                       By: /S/ ALLEN F. CAMPBELL
                                                          ----------------------
                                                          Allen F. Campbell
                                                          Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 10, 2004.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   -----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   -----------------------
   Jerry W. Jarrell