Form 10QSB
period 2004-09-30
EMERGING DELTA CORP
filed 2004-11-12
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.

                       Commission file number: 33-61892-FW


                           EMERGING DELTA CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                         72-1235451
      (State or other jurisdiction of                          (I.R.S. Employer
      Incorporation or organization)                         Identification No.)

4424 Gaines Ranch Loop #435, Austin, Texas                          78735
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

                  YES / /                               NO /X/

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2004:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheets as of September 30, 2004 and March 31, 2004           2

         Statements of Operations for the Three and Six Month Periods
            Ended September 30, 2004 and 2003                                 3

         Statements of Cash Flows for the Six Months Ended September
         30, 2004 and 2003                                                    4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6

Item 3.  Controls and Procedures                                              7

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    7

Item 2.  Changes in Securities and Use of Proceeds                            7

Item 3.  Defaults Upon Senior Securities                                      7

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 September 30,      March 31,
                                                                      2004             2004
                                                                 -------------    -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $      87,078    $     161,659
   Prepaid expenses                                                       --                423
                                                                 -------------    -------------
      Total current assets                                              87,078          162,082

OFFICE EQUIPMENT,  cost                                                  5,629            5,629
   Less - Accumulated depreciation                                      (2,345)          (1,407)
                                                                 -------------    -------------

      Office equipment, net                                              3,284            4,222
                                                                 -------------    -------------


              Total assets                                       $      90,362    $     166,304
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $       1,795    $       3,603

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                         --               --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                               43,600           43,600
   Additional paid-in capital                                          252,214          252,214
   Accumulated deficit                                                (207,247)        (133,113)
                                                                 -------------    -------------

Total stockholders' equity                                              88,567          162,701
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $      90,362    $     166,304
                                                                 =============    =============









   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Six        For the Six   For the Three    For the Three
                                      Months Ended       Months Ended   Months Ended     Months Ended
                                      September 30,     September 30,   September 30,    September 30,
                                           2004             2003             2004             2003
                                      -------------    -------------    -------------    -------------

INTEREST INCOME                       $         320    $       1,413    $         181    $         623

COSTS AND EXPENSES                          (74,454)         (68,697)         (41,289)         (35,428)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (74,134)         (67,284)         (41,108)         (34,805)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (74,134)   $     (67,284)   $     (41,108)   $     (34,805)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (1.70)   $       (1.54)   $       (0.94)   $       (0.80)
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

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
                                                              September 30
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (74,134)   $ (67,284)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                           938          469
        Changes in current assets and liabilities:
          Decrease in accounts payable                      (1,808)      (2,425)
          Decrease in prepaid expenses                         423        1,060
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (74,581)     (68,180)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to office equipment                              --         (5,629)
                                                         ---------    ---------

CASH USED IN INVESTING ACTIVITIES                             --         (5,629)
                                                         ---------    ---------


DECREASE IN CASH AND CASH EQUIVALENTS                      (74,581)     (73,809)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            161,659      272,642
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  87,078    $ 198,833
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

The Company and EZklick, Inc., have agreed effective October 26, 2004, to terminate their May 24, 2004 Plan of Collaboration with the objective of acquiring ownership of several independent grocery wholesale distribution centers ("IWDCs"), commonly called "Cash and Carry's".

The Company plans to continue working with Altos Growth Corporation as a consultant to research the IWDC industry, identify prospective candidates for acquisition, assist in negotiating the terms and conditions of acquisitions and assist in securing debt and equity financing that is needed in the Company's acquisition efforts.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of September 30, 2004 and for each of the six month periods ended September 30, 2004 and 2003 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2004 the results of operations for the six months ended September 30, 2004 and 2003 and the cash flows for the six months ended September 30, 2004 and 2003.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During each of the six months ended September 30, 2004 and 2003 consulting fees of $18,000 were paid to the Company's Chief Executive Officer. During each of the respective periods ended September 30, 2004 and 2003, consulting fees of $4,500 were paid to the Company's Chief Financial Officer.

Effective May 24, 2004, the Company entered into a services agreement with Altos Growth Corporation ("AGC"), pursuant to which AGC agreed to provide advisory services to Delta in connection with the acquisition of several independent grocery wholesale distribution centers ("IWDCs"). AGC's services are to include finding IWDC acquisition candidates, negotiating their acquisition and arranging for financing of such acquisitions. AGC agreed to provide the services of Martin Nielson as a director and Executive Vice President for Corporate Development of Delta; for such services, Delta has agreed to pay AGC $10,000 per month. Effective September 1, 2004 AGC agreed to reduce the monthly fee to $5,000. Effective November 1, 2004, AGC has agreed that Delta shall have the option to pay the monthly fee in whole or in part by issuing new common shares of Delta at an issue price per share of $15.00.

Effective September 30, 2004 Delta issued to AGC stock warrants for the purchase of 4,350 shares of common stock at a price of $15.00 per share. The warrants will expire September 30, 2005. AGC will be permitted to pay for the shares by applying fees owed by Delta for services provided by AGC.

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

Results of Operations

Six and Three Month Periods Ended September 30, 2004 compared to September 30, 2003

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the six and three months ended September 30, 2004 was $320 and $181 respectively compared to the six and three months ended September 30, 2003 of $1,413 and $623 respectively. The decrease in interest income in 2004 is due to lower interest rates and decreased cash invested compared to 2003. Costs and expenses for the six and three months ended September 30, 2004 were $74,454 and $41,289 respectively compared to the six and three months ended September 30, 2003 of $68,697 and $35,428 respectively. Costs and expenses consist primarily of consulting fees, travel and legal expenses. Consulting fees in the six and three months ended September 30, 2004 were $57,500 and $36,250 respectively compared to the six and three months ended September 30, 2003 of $22,500 and $11,250 respectively. The increase in 2004 is due to the $10,000 monthly consulting fee paid to Altos Growth Corporation, commencing with June 2004, for their services as described above. The decrease in other costs and expenses during the six and three months ended September 30, 2004 compared to the six and three months ended September 30, 2003 is primarily due to decreased legal and travel expenses incurred in connection with potential business acquisitions in 2004 compared to 2003 and expenses related to shareholder meetings in 2003.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes," "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2004.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 12, 2004.


By: /S/ ALLEN F. CAMPBELL                     Chairman of the Board and Director
   ------------------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL                      Chief Financial Officer, Secretary
   ------------------------------             and Director
   Jerry W. Jarrell