Form 10QSB
period 2004-12-31
EMERGING DELTA CORP
filed 2005-02-10
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.

                       Commission file number: 33-61892-FW


                           EMERGING DELTA CORPORATION
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                      72-1235451
         (State or other jurisdiction of                       (I.R.S. Employer
         Incorporation or organization)                      Identification No.)

111 Congress Avenue, Fourth Floor, Austin, Texas                    78701
    (Address of principal executive offices)                      (Zip Code)

                                 (512) 391-4970
                (Issuer's telephone number, including area code)

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

                            YES / /           NO /X/

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2004:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheets as of December 31, 2004 and March 31, 2004            2

         Statements of Operations for the Three and Nine Month Periods
            Ended December 31, 2004 and 2003                                  3

         Statements of Cash Flows for the Nine Months Ended December 31,
            2004 and 2003                                                     4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6

Item 3.  Controls and Procedures                                              7

                       Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities and Use of Proceeds                            8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 December 31,      March 31,
                                                                     2004            2004
                                                                 ------------    ------------
                                                                  (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $     66,716    $    161,659
   Prepaid expenses                                                      --               423
                                                                 ------------    ------------
      Total current assets                                             66,716         162,082

OFFICE EQUIPMENT,  cost                                                 5,629           5,629
   Less - Accumulated depreciation                                     (2,814)         (1,407)
                                                                 ------------    ------------
      Office equipment, net                                             2,815           4,222
                                                                 ------------    ------------

              Total assets                                       $     69,531    $    166,304
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $     19,375    $      3,603

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                        --              --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                              43,600          43,600
   Additional paid-in capital                                         252,214         252,214
   Accumulated deficit                                               (245,658)       (133,113)
                                                                 ------------    ------------

Total stockholders' equity                                             50,156         162,701
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $     69,531    $    166,304
                                                                 ============    ============










   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Nine     For the Nine    For the Three    For the Three
                                       Months Ended     Months Ended     Months Ended     Months Ended
                                       December 31,     December  31,    December 31,     December 31,
                                           2004             2003             2004             2003
                                      -------------    -------------    -------------    -------------

INTEREST INCOME                       $         574    $       1,898    $         254    $         485

COSTS AND EXPENSES                         (113,119)         (86,071)         (38,665)         (17,374)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                  (112,545)         (84,173)         (38,411)         (16,889)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $    (112,545)   $     (84,173)   $     (38,411)   $     (16,889)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (2.58)   $       (1.93)   $       (0.88)   $       (0.39)
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

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended
                                                               December 31
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $(112,545)   $ (84,173)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
          Depreciation                                       1,407          938
          Changes in current asses nd liabilities:
            Increase (decrease) in accounts payable         15,772       (2,800)
            Decrease in prepaid expenses                       423        1,060
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (94,943)     (84,975)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to office equipment                              --         (5,629)
                                                         ---------    ---------
CASH USED IN INVESTING ACTIVITIES                             --         (5,629)
                                                         ---------    ---------


DECREASE IN CASH AND CASH EQUIVALENTS                      (94,943)     (90,604)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            161,659      272,642
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  66,716    $ 182,038
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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of December 31, 2004 and for each of the nine month periods ended December 31, 2004 and 2003 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2004 the results of operations for the nine months ended December 31, 2004 and 2003 and the cash flows for the nine months ended December 31, 2004 and 2003.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During each of the nine months ended December 31, 2004 and 2003 consulting fees of $27,000 were paid to the Company's Chief Executive Officer. During each of the respective periods ended December 31, 2004 and 2003, consulting fees of $6,750 were paid to the Company's Chief Financial Officer.

Effective May 24, 2004, the Company entered into a services agreement with Altos Growth Corporation ("AGC"), pursuant to which AGC agreed to provide advisory services to Delta in connection with the acquisition of several independent grocery wholesale distribution centers ("IWDCs"). AGC's services are to include finding IWDC acquisition candidates, negotiating their acquisition and arranging for financing of such acquisitions. AGC agreed to provide the services of Martin Nielson as a director and Executive Vice President for Corporate Development of Delta; for such services, Delta has agreed to pay AGC $10,000 per month. Effective September 1, 2004 AGC agreed to reduce the monthly fee to $5,000. Effective November 1, 2004, AGC has agreed that Delta shall have the option to pay the monthly fee in whole or in part by issuing new common shares of Delta at an issue price per share of $15.00. As of December 31, 2004 Delta has a liability of $15,000 for the period of October to December 2004 due to AGC that Delta has the option to pay in cash or by issuing new common shares.

Effective September 30, 2004 Delta agreed to issue to AGC stock warrants for the purchase of 4,350 shares of common stock at a price of $15.00 per share. The issuance of the warrants is conditional of the determination of the Board of Directors of Delta that AGC has performed to its satisfaction and a resolution of Delta's directors authorizing the issuance of the warrants. The Board has sole discretion in this determination and their decision is final. The warrants will expire September 30, 2005. AGC will be permitted to pay for the shares by applying fees owed by Delta for services provided by AGC.

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

Results of Operations

Nine and Three Month  Periods  Ended  December 31, 2004 compared to December 31,
2003

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the nine and three months ended December 31, 2004 was $574 and $254 respectively compared to the nine and three months ended December 31, 2003 of $1,898 and $485 respectively. The decrease in interest income in 2004 is due to lower interest rates and decreased cash invested compared to 2003. Costs and expenses for the nine and three months ended December 31, 2004 were $113,119 and $38,665 respectively compared to the nine and three months ended December 31, 2003 of $86,071 and $17,374 respectively. Costs and expenses consist primarily of consulting fees, travel and legal expenses. Consulting fees in the nine and three months ended December 31, 2004 were $83,750 and $26,250 respectively compared to the nine and three months ended December 31, 2003 of $34,250 and $11,250 respectively. The increase in 2004 is due to the monthly consulting fee paid to Altos Growth Corporation, commencing with June 2004, for their services as described above. The decrease in other costs and expenses during the nine and three months ended December 31, 2004 compared to the nine and three months ended December 31, 2003 is primarily due to decreased legal and travel expenses incurred in connection with potential business acquisitions in 2004 compared to 2003 and expenses related to shareholder meetings in 2003.

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

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2005.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 10, 2005.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
   Jerry W. Jarrell