Form 10QSB
period 2005-06-30
EMERGING DELTA CORP
filed 2005-08-11
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______.

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

                                 YES / / NO /X/

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2005:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING DELTA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of June 30, 2005 and March 31, 2005                  2

        Statements of Operations for the Three Months Ended June 30, 2005
        and 2004                                                               3

        Statements of Cash Flows for the Three Months Ended June 30, 2005
        and 2004                                                               4

        Notes to the Financial Statements                                      5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          6

Item 3. Controls and Procedures                                                8

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            9

Item 3. Defaults Upon Senior Securities                                        9

Item 4. Submission of Matters to a Vote of Security Holders                    9

Item 5. Other Information                                                      9

Item 6. Exhibits                                                               9

Signatures                                                                    10


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                  June 30,    March 31,
                                                                   2005         2005
                                                                 ---------    ---------
                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $  38,386    $  52,593
                                                                 ---------    ---------
      Total current assets                                          38,386       52,593
                                                                 ---------    ---------

OFFICE EQUIPMENT,  cost                                              5,629        5,629
    Less - Accumulated depreciation                                 (3,752)      (3,283)
                                                                 ---------    ---------
       Office equipment, net                                         1,877        2,346
                                                                 ---------    ---------

              Total assets                                       $  40,263    $  54,939
                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $   2,378    $   7,452
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                     --           --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                           43,600       43,600
   Additional paid-in capital                                      252,214      252,214
   Accumulated earnings (deficit)                                 (257,929)    (248,327)
                                                                 ---------    ---------

Total stockholders' equity                                          37,885       47,487
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $  40,263    $  54,939
                                                                 =========    =========






   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended
                                                                 June 30
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
INTEREST INCOME                                            $    263    $    139

COSTS AND EXPENSES                                           (9,865)    (33,165)
                                                           --------    --------

LOSS BEFORE TAX  PROVISION                                   (9,602)    (33,026)

TAX PROVISION                                                  --          --
                                                           --------    --------

NET LOSS                                                   $ (9,602)   $(33,026)
                                                           ========    ========

BASIC AND DILUTED LOSS PER  SHARE                          $  (0.22)   $  (0.76)
                                                           ========    ========

WEIGHTED AVERAGE NUMBER OF BASIC
   AND  DILUTED SHARES OUTSTANDING                           43,600      43,600
                                                           ========    ========











   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Three Months Ended
                                                                June 30
                                                         ----------------------
                                                           2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $  (9,602)   $ (33,026)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                            469          469
       (Decrease) Increase in accounts payable              (5,074)       5,864
       Increase in prepaid expenses                           --         (9,577)
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (14,207)     (36,270)
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (14,207)     (36,270)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             52,593      161,659
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  38,386    $ 125,389
                                                         =========    =========















   The accompanying notes are an integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

General Business and Nature of Operations
-----------------------------------------

Emerging Delta Corporation (the "Company" or "Delta") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The current cash balance should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year, it is likely the Company will deplete its cash unless their is a cash infusion from some as yet unidentified source. During this fiscal year the directors will pursue other means of raising additional funding for subsequent years.

On November 26, 2002 management control of the Company was changed in connection with a tender offer. New management continues operating the Company as a blind pool, as further described herein.

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

     The Company has gained knowledge of the Cash and Carry Industry and continues to pursue an acquisition in this industry.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of June 30, 2005 and for the three months ended June 30, 2005 and 2004 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2005 the results of operations for the three months ended June 30, 2005 and 2004 and the cash flows for the three months ended June 30, 2005 and 2004.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the three months ended June 30, 2005 and 2004 fees of $3,000 and $9,000 respectively were paid to the Company's Chief Executive Officer. During the respective periods ended June 30, 2005 and 2004, fees of $750 and $2,250 were paid to the Company's Chief Financial Officer. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     Effective May 24, 2004, the Company entered into a services agreement with Altos Growth Corporation ("AGC"), pursuant to which AGC agreed to provide advisory services to Delta in connection with the acquisition of several independent grocery wholesale distribution centers ("IWDCs"). AGC's services are to include finding IWDC acquisition candidates, negotiating their acquisition and arranging for financing of such acquisitions. AGC agreed to provide the services of Martin Nielson as a director and Executive Vice President for Corporate Development of Delta; for such services, Delta agreed to pay AGC $10,000 per month. Conditionally, upon achievement of financial milestones, AGC was to receive an additional $10,000 per month beginning on the seventh month of the Agreement. This services agreement was terminated by mutual agreement of both parties effective March 4, 2005.

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

Effective May 24, 2004, the Company determined to embark on a program of acquiring ownership of several independent grocery wholesale distribution centers, commonly called "Cash and Carry's", and entered into agreements with other businesses to assist in that program. See Description of Organization, above.

Results of Operations

Three Month Period Ended June 30, 2005 compared to June 30, 2004

     The Company has commenced no operations and has no activities other than seeking out potential business opportunities. The Company earned $263 in interest income during the three months ended June 30, 2005 compared to $139 in 2004. The increase in interest income in 2005 was due to higher interest rates.

     Costs and expenses for the three months ended June 30, 2005 and 2004 were $9,865 and $33,165, respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management and third party consulting fees, legal and travel expenses related to pursuing potential business acquisitions. A summary of the costs and expenses for the three months ended June 30, 2005 and 2004 are as follows:

                                                  2005       2004
                                                --------   --------
              Consulting fees - management      $  3,750   $ 11,250
              Consulting fees - third parties       --       10,000
              Legal expense                          363      3,083
              Travel expense                       3,136      6,317
              Accounting and audit expense           710      1,249
              Office expense                         832        335
              Transfer agent fees                    450        450
              Other expenses                         624        481
                                                --------   --------
                   Total costs and expenses     $  9,865   $ 33,165
                                                --------   --------

     The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. During the three months ended June 30, 2005 and 2004 the total amounts paid the two directors were $3,750 and $11,250 respectively. In 2005 the two directors have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The consulting fees to third parties of $10,000 in 2004 were to Altos Growth Corporation for advisory services as discussed further below.

     The legal and travel expense in 2004 was primarily related to the potential acquisition of EZklick, Inc ("EZklick"). Effective May 24, 2004, the Company and EZklick agreed to a Plan of Collaboration with the objective of acquiring ownership of several independent grocery wholesale distribution centers ("IWDCs"), commonly called "Cash and Carry's". Furthermore, the agreement sets forth the preliminary terms and conditions for a merger between the Company and EZklick. After much time and effort spent on this venture it was not successful and the agreement was terminated by mutual agreement of both parties effective October 26, 2004.

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

     The Company has gained knowledge of the Cash and Carry Industry and continues to pursue an acquisition in this industry.

     The Company has reviewed several other business opportunities in 2005 and 2004. The Company currently has ongoing negotiations with one potential business acquisition. There are no assurances that this acquisition will be successful.

     The Company recognized net losses for the three months ended June 30, 2005 and 2004 of $9,602 and $33,026 respectively. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced by the past year's losses from $125,000 as of June 30, 2004 to $38,000 as of June 30, 2005. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The current cash balance of $38,000 should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year, it is likely the Company will deplete its cash unless there is a cash infusion from some as yet unidentified source. During this fiscal year the directors will pursue other means of raising additional funding for subsequent years.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

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

               10.  Material Contracts
                    *10.1 1993 Stock Option Plan
                    *10.2 Form of Stock Option Agreements
                    31 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     -----------------------
                         *Filed in original registration statement on Form SB-2,
                    File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.

               (b)  Reports on Form 8-K
                    None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2005.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 11, 2005.


By: /S/ ALLEN F. CAMPBELL                     Chairman of the Board and Director
   ------------------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL                      Chief Financial Officer, Secretary
   ------------------------------             and Director
   Jerry W. Jarrell