Form 10QSB
period 2005-09-30
EMERGING DELTA CORP
filed 2005-11-14
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

                     YES  /X/                         NO  / /

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                     YES  / /                         NO  /X/

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity as of latest practical date:

     43,600 shares of Common Stock, $1.00 Par Value as of November 11, 2005

Transitional Small Business Disclosure Format (check one): YES / / NO / X /

                           EMERGING DELTA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of September 30, 2005 and March 31, 2005           2

        Statements of Operations for the Three and Six Month Periods
           Ended September 30, 2005 and 2004                                 3

        Statements of Cash Flows for the Six Months Ended
           September 30, 2005 and 2004                                       4

        Notes to the Financial Statements                                    5

Item 2. Management's Discussion and Analysis or  Plan of Operations          6

Item 3. Controls and Procedures                                              8

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    9

Item 2. Unregistered Sales of Equity Securities                              9

Item 3. Defaults Upon Senior Securities                                      9

Item 4. Submission of Matters to a Vote of Security Holders                  9

Item 5. Other Information                                                    9

Item 6. Exhibits and Reports on Form8-K                                      10

Signatures


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 September 30,      March 31,
                                                                      2005             2005
                                                                 -------------    -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $      23,615    $      52,593
   Employee travel advances                                              2,682             --
                                                                 -------------    -------------
      Total current assets                                              26,297           52,593

OFFICE EQUIPMENT,  cost                                                  5,629            5,629
   Less - Accumulated depreciation                                      (4,221)          (3,283)
                                                                 -------------    -------------
      Office equipment, net                                              1,408            2,346
                                                                 -------------    -------------

              Total assets                                       $      27,705    $      54,939
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $       4,170    $       7,452

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                         --               --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                               43,600           43,600
   Additional paid-in capital                                          252,214          252,214
   Accumulated deficit                                                (272,279)        (248,327)
                                                                 -------------    -------------

Total stockholders' equity                                              23,535           47,487
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $      27,705    $      54,939
                                                                 =============    =============








   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the Six      For the Six     For the Three    For the Three
                                     Months Ended     Months Ended     Months Ended     Months Ended
                                     September 30,    September 30,    September 30,    September 30,
                                          2005             2004             2005             2004
                                     -------------    -------------    -------------    -------------

INTEREST INCOME                      $         534    $         320    $         271    $         181

COSTS AND EXPENSES                         (24,486)         (74,454)         (14,621)         (41,289)
                                     -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                  (23,952)         (74,134)         (14,350)         (41,108)

TAX PROVISION                                 --               --               --               --
                                     -------------    -------------    -------------    -------------

NET LOSS                             $     (23,952)   $     (74,134)   $     (14,350)   $     (41,108)
                                     =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                       $       (0.55)   $       (1.70)   $       (0.33)   $       (0.94)
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

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Six Months Ended
                                                               September 30
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (23,952)   $ (74,134)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                             938          938
      Changes in current assets and liabilities:
        Decrease in accounts payable                        (3,282)      (1,808)
        (Increase) decrease in employee travel advances     (2,682)         423
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (28,978)     (74,581)
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (28,978)     (74,581)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             52,593      161,659
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  23,615    $  87,078
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

General Business and Nature of Operations
-----------------------------------------

Emerging Delta Corporation (the "Company" or "Delta") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The current cash balance should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year, it is likely the Company will deplete its cash unless their is a cash infusion from some as of yet unidentified source. During this fiscal year the directors will pursue other means of raising additional funding for subsequent years.

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

The Company has entered into a preliminary agreement to acquire ALCiS Health, Inc. ("ALCiS") via a reverse merger. The merger is subject to several conditions precedent including the negotiation and execution of a definitive agreement of merger. ALCiS has a new, proprietary, scientifically based pain relief cream. ALCiS has emerged from the development stage and is focused on marketing of the product at this time. The Company and ALCiS are in the process of raising the funding required to complete the reverse merger. The Company is very hopeful that this acquisition will be completed in the calendar year 2005, but there can be no assurance that the reverse merger will be consummated.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of September 30, 2005 and for each of the six and three month periods ended September 30, 2005 and 2004 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005 the results of operations for the six and three months ended September 30, 2005 and 2004 and the cash flows for the six months ended September 30, 2005 and 2004.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. During the six and three months ended September 30, 2005 total amounts paid the two directors were $3,750 and $ -0- respectively, compared to six and three months ended September 30, 2004 of $22,500 and $11,250 respectively. In 2005 the two directors have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

Six and Three Month Periods Ended September 30, 2005 compared to September 30, 2004

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. The Company earned interest income during the six and three months ended September 30, 2005 of $534 and $271 respectively compared to the six and three months ended September 30, 2004 of $320 and $181 respectively. The increase in interest income in 2005 is due to higher interest rates.

Costs and expenses for the six and three months ended September 30, 2005 were $24,486 and $14,621 respectively compared to the six and three months ended September 30, 2004 of $74,454 and $41,289 respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, third party consulting fees, legal fees and travel expenses related to pursuing potential business acquisitions.


A summary of the costs and expenses for the six and three months ended September
30, 2005 and 2004 are as follows:

                                  For the Six Months Ended   For the Three Months Ended
                                     September 30, 2005         September 30, 2005
                                     2005          2004         2005           2004
                                  ----------    ----------   -----------    -----------
Consulting fees - management      $    3,750    $   22,500   $      --      $    11,250
Consulting fees - third parties         --          35,000          --           25,000
Legal expense                          6,033         3,958         5,670            875
Travel expense                         9,890         7,385         6,753          1,068
Accounting and audit expense           1,805         2,064         1,095            815
Office expense                         1,015         1,660           184          1,325
Transfer agent fees                      900           900           450            450
Other expenses                         1,093           987           469            506
                                  ----------    ----------   -----------    -----------

     Total costs and expenses     $   24,486    $   74,454   $    14,621    $    41,289
                                  ==========    ==========   ===========    ===========

     The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. During the six and three months ended September 30, 2005 total amounts paid the two directors were $3,750 AND $-0-, respectively, compared to six and three months ended September 30, 2004 of $22,500 and $11,250 respectively. In 2005 the two directors have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The consulting fees to third parties for the six and three months ended September 30, 2004 of $35,000 and $25,000, respectively, were to Altos Growth Corporation for advisory services as discussed further below.

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

     The Company recognized net losses for the six and three months ended September 30, 2005 of $23,952 and $14,350 respectively compared to the six and three months ended September 30, 2004 of $74,134 and $41,108 respectively. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced by the current period's losses from $53,000 as of March 31, 2005 to $24,000 as of September 30, 2005. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The current cash balance of $24,000 should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year, it is likely the Company will deplete its cash unless there is a cash infusion from some as yet unidentified source. During this fiscal year the directors will pursue other means of raising additional funding for subsequent years.

The  Company   currently  has  no   significant   commitments  to  which  it  is
contractually bound.

The Company has entered into a preliminary agreement to acquire ALCiS Health, Inc. ("ALCiS") via a reverse merger. The merger is subject to several conditions precedent including the negotiation and execution of a definitive agreement of merger. ALCiS has developed a new, proprietary, scientifically based pain relief cream. ALCiS has emerged from the development stage and is focused on marketing of the product at this time. The Company and ALCiS are in the process of raising the funding required to complete the reverse merger. The Company is very hopeful that this acquisition will be completed in calendar year 2005, but there can be no assurance that the reverse merger will be consummated.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         Code of Business and Ethical conduct. The Company's board of directors adopted on October 25, 2005 a Code of Business and Ethical Conduct (the "Code") as provided under Section 406 of the Sarbanes-Oxley Act of 2002. The Code applies to all of the company's directors, chief executive officer, chief financial officer and all employees. The Code is filed with the Company's September 30, 2005 Form 10-QSB as Exhibit 10.3


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

         10.      Material Contracts
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements
                  **10.3   Code of  Business  and  Ethical  Conduct  as  adopted
                           pursuant to Section 406 of Sarbanes-Oxley Act of 2002
                  31       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  32       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
                  -----------------------
                  *Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.
                  **Filed with this Form 10-QSB

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2005.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
   Jerry W. Jarrell