Form 10QSB
period 2005-12-31
EMERGING DELTA CORP
filed 2006-02-10
CIK 904145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

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

                YES  /X/                          NO  / /

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity as of latest practical date:

     43,600 shares of Common Stock, $1.00 Par Value as of February 10, 2006

Transitional Small Business Disclosure Format (check one): YES / / NO / X /

                           EMERGING DELTA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                            Page
                                                                        ----

        Balance Sheets as of December 31, 2005 and March 31, 2005              2

        Statements of Operations for the Three and Nine Month Periods
           Ended December 31, 2005 and 2004                                    3

        Statements of Cash Flows for the Nine Months Ended
           December 31, 2005 and 2004                                          4

        Notes to the Financial Statements                                      5

Item 2. Management's Discussion and Analysis or Plan of Operations           6-8

Item 3. Controls and Procedures                                                9

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            9

Item 3. Defaults Upon Senior Securities                                        9

Item 4. Submission of Matters to a Vote of Security Holders                    9

Item 5. Other Information                                                      9

Item 6. Exhibits and Reports on Form 8-K                                       9

Signatures


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING DELTA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 December 31,      March 31,
                                                                     2005            2005
                                                                 ------------    ------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $      7,183    $     52,593
                                                                 ------------    ------------
      Total current assets                                              7,183          52,593

OFFICE EQUIPMENT, cost                                                  5,629           5,629
   Less - Accumulated depreciation                                     (4,690)         (3,283)
                                                                 ------------    ------------
      Office equipment, net                                               939           2,346
                                                                 ------------    ------------

              Total assets                                       $      8,122    $     54,939
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $      3,000    $      7,452

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                        --              --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                              43,600          43,600
   Additional paid-in capital                                         252,214         252,214
   Accumulated deficit                                               (290,692)       (248,327)
                                                                 ------------    ------------

Total stockholders' equity                                              5,122          47,487
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $      8,122    $     54,939
                                                                 ============    ============








   The accompanying notes are an integral part of these financial statements.


                           EMERGING DELTA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Nine     For the Nine    For the Three    For the Three
                                       Months Ended     Months Ended     Months Ended     Months Ended
                                       December 31,     December 31,     December 31,     December 31,
                                           2005             2004             2005             2004
                                      -------------    -------------    -------------    -------------

INTEREST INCOME                       $         662    $         574    $         128    $         254

COSTS AND EXPENSES                          (43,027)        (113,119)         (18,541)         (38,665)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (42,365)        (112,545)         (18,413)         (38,411)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (42,365)   $    (112,545)   $     (18,413)   $     (38,411)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (0.97)   $       (2.58)   $       (0.42)   $       (0.88)
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

                           EMERGING DELTA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine Months Ended
                                                              December 31
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (42,365)   $(112,545)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
           Depreciation                                      1,407        1,407
           Changes in current assets and liabilities:
          Increase (decrease) in accounts payable           (4,452)      15,772
          Decrease in prepaid expenses                        --            423
                                                         ---------    ---------

CASH USED IN OPERATING ACTIVITIES                          (45,410)     (94,943)
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (45,410)     (94,943)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             52,593      161,659
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $   7,183    $  66,716
                                                         =========    =========





















   The accompanying notes are and integral part of these financial statements.

                           EMERGING DELTA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

General Business and Nature of Operations
-----------------------------------------

Emerging Delta Corporation (the "Company" or "Delta") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer discontinued their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The current cash balance should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year, it is likely the Company will deplete its cash unless their is a cash infusion from some as of yet unidentified source. During this fiscal year the directors will pursue other means of raising additional funding for subsequent years.

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

The Company has entered into a preliminary agreement to acquire ALCiS Health, Inc. ("ALCiS") via a reverse merger. The merger is subject to several conditions precedent including the negotiation and execution of a definitive agreement of merger. ALCiS has a new, proprietary, scientifically based pain relief cream. ALCiS has emerged from the development of the product and is focused on marketing of the product at this time. The Company and ALCiS are in the process of raising the funding required to complete the reverse merger. The Company is very hopeful that this acquisition will be completed in the fiscal year 2005, but there can be no assurance that the reverse merger will be consummated. If the ALCiS merger is not consummated, it is likely that the Company's remaining assets will be depleted and the Company will be unable to continue operations unless it receives a cash infusion from some as yet unidentified source. Though a public shell corporation, with no assets still would have some value, without any operating funds to expend to search for opportunities, it is unlikely the Company would be able to realize any remaining value from its public status and may be forced to dissolve.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of December 31, 2005 and for each of the nine and three month periods ended December 31, 2005 and 2004 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2005 the results of operations for the nine and three months ended December 31, 2005 and 2004 and the cash flows for the nine months ended December 31, 2005 and 2004.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. During the nine and three months ended December 31, 2005 total amounts paid the two directors were $3,750 and $ -0- respectively, compared to nine and three months ended December 31, 2004 of $33,750 and $11,250 respectively. In 2005 the two directors have discontinued their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

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

Results of Operations

Nine and Three Month  Periods  Ended  December 31, 2005 compared to December 31,
2004

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. The Company earned interest income during the nine and three months ended December 31, 2005 of $662 and $128 respectively compared to the nine and three months ended December 31, 2004 of $574 and $254 respectively.


Costs and expenses for the nine and three months ended December 31, 2005 were $43,027 and $18,541 respectively compared to the nine and three months ended
December 31, 2004 of $113,119 and $38,665 respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, third party consulting fees, legal fees and travel expenses related to pursuing potential business acquisitions.

A summary of the costs and expenses for the nine and three months ended December
31, 2005 and 2004 are as follows:

                                  For the Nine Months Ended   For the Three Months Ended
                                          December 31                 December 31
                                      2005          2004          2005           2004
                                  -----------   -----------   -----------    -----------
Consulting fees - management      $     3,750   $    33,750   $      --      $    11,250
Consulting fees - third parties          --          50,000          --           15,000
Legal expense                          12,774         4,870         6,742            911
Travel expense                         18,572        15,985         8,682          8,600
Accounting and audit expense            3,425         3,272         1,620          1,208
Office expense                          1,328         2,462           157            777
Transfer agent fees                     1,358         1,350           458            450
Other expenses                          1,820         1,430           882            469
                                  -----------   -----------   -----------    -----------
Total costs and expenses          $    43,027   $   113,119   $    18,541    $    38,665
                                  ===========   ===========   ===========    ===========

     The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. During the nine and three months ended December 31, 2005 total amounts paid the two directors were $3,750 and $-0-, respectively, compared to nine and three months ended December 31, 2004 of $33,750 and $11,250 respectively. In 2005 the two directors have discontinued their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The consulting fees to third parties for the nine and three months ended December 31, 2004 of $50,000 and $15,000, respectively, were to Altos Growth Corporation for advisory services as discussed further below.

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

     The Company recognized net losses for the nine and three months ended December 31, 2005 of $42,365 and $18,413 respectively compared to the nine and three months ended December 31, 2004 of $112,545 and $38,411 respectively. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced by the current period's losses from $52,593 as of March 31, 2005 to $7,183 as of December 31, 2005. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective May 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The current cash balance of $7,183 should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year, it is likely the Company will deplete its cash unless there is a cash infusion from some as yet unidentified source. During this fiscal year the directors will pursue other means of raising additional funding for subsequent years.

The  Company   currently  has  no   significant   commitments  to  which  it  is
contractually bound.

The Company has entered into a preliminary agreement to acquire ALCiS Health, Inc. ("ALCiS") via a reverse merger. The merger is subject to several conditions precedent including the negotiation and execution of a definitive agreement of merger. ALCiS has developed a new, proprietary, scientifically based pain relief cream. ALCiS has emerged from the development of the product and is focused on marketing of the product at this time. The Company and ALCiS are in the process of raising the funding required to complete the reverse merger. The Company is very hopeful that this acquisition will be completed in fiscal year 2005, but there can be no assurance that the reverse merger will be consummated. If the ALCiS merger is not consummated, it is likely that the Company's remaining assets will be depleted and the Company will be unable to continue operations unless it receives a cash infusion from some as yet unidentified source. Although a public shell corporation with no assets would still have some value, without any operating funds to expend to search for opportunities, it is unlikely the Company would be able to realize any remaining value from its public status and may be forced to dissolve.

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

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         Code of Business and Ethical conduct. The Company's board of directors adopted on October 25, 2005 a Code of Business and Ethical Conduct (the "Code") as provided under Section 406 of the Sarbanes-Oxley Act of 2002. The Code applies to all of the company's directors, chief executive officer, chief financial officer and all employees. The Code was filed with the Company's September 30, 2005 Form 10-QSB.

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

         10.      Material Contracts
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements
                  **10.3   Code of  Business  and  Ethical  Conduct  as  adopted
                           pursuant to Section 406 of Sarbanes-Oxley Act of 2002
                  31       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  32       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
         -----------------------
         *        Filed in original  registration  statement on Form SB-2,  File
                  No.   33-61890-FW   (the    "Registration    Statement")   and
                  incorporated by reference.
         **       Filed with September 30, 2005 Form 10-QSB
         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2006.


                                                      EMERGING DELTA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 10, 2006.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
   Jerry W. Jarrell