Form 10KSB
period 2006-03-31
EMERGING DELTA CORP
filed 2006-07-13
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 33-61892-FW

ALCiS HEALTH, INC.

A DELAWARE CORPORATION

IRS EMPLOYER IDENTIFICATION NO. 72-1235451

560 South Winchester Blvd., 5th Floor

San Jose, CA 95128

408-236-7525

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended March 31, 2006 were $757,219.

The aggregate market value of common stock held by non-affiliates at May 31, 2006 was $4,402,496 (see Note A)

As of June 30, 2006, there were 7,191,506 outstanding shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Note A: Based upon the $2.00 price in the most recent transaction involving the sale of the Company’s common stock as there is no active trading market.

Total Number of Pages: 71

Exhibit Index is on Page 67

PART I

Item 1. Description of Business

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our sales and marketing goals and objective and strategies and plans, (2) expectations as to the number of employees we will have, (3) our future plans as to facilities and research and development activities, (4) the growth rate of the worldwide analgesic market, (5) our new product plans, and (6) our expectation that our products are poised to be the first real innovative treatment alternative in the OTC topical analgesic market and will achieve strong success; (7) the Company’s anticipated product development and advertising and promotion expenses during some or all of fiscal 2007; (8) the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; (9) the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next six months; (10) our plans to raise debt and equity financing; and (11) our contingency plan if we don’t raise financing in the next three to four months to then reduce expenses so that we can stretch our cash for another three months . These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether we are able to recruit key personnel, whether we generate enough cash from product sales or financing to conduct the marketing activities we desire, whether customers like our products and perceive that they receive benefits from their usage, whether BioZone continues to make our product in a quality and timely manner, whether we are able to obtain retail shelf space, whether larger companies decide to compete head-on with our products, no material adverse changes in the demand for the Company’s products, competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion, that there are no unexpected manufacturing issues as production ramps up, the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; and our ability to effectively reduce cash expenses quickly as a contingency as well as risk and other factors detailed in this report, especially under the caption “Risk Factors” at the end of this Item 1. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

ALCiS-CA was formed (under the name Alcis Health, Inc.) as a California corporation on April 13, 2004. On March 31, 2006, ALCIS-CA entered into a reverse triangular merger (the “Merger”) with Registrant Emerging Delta Corporation and a newly-created wholly-owned subsidiary of Registrant, Delta Acquisition Sub, Inc. (“Sub”). In the Merger, (1) the Sub merged into ALCiS-CA, with ALCiS-CA being the surviving corporation and becoming a wholly-owned subsidiary of Registrant, and

(2) ALCiS-CA shareholders and holders of other equity interests received shares and other equity in Registrant in lieu of their ALCiS-CA shares and equity such that after the Merger they would own in excess of 96% of Registrant’s outstanding stock. Registrant, a Delaware shell company with no prior operations, changed its name as part of the Merger to ALCiS Health, Inc. Below, references to “we”, “us”, “our” the “Company” or “ALCiS” shall refer to the combined company and its subsidiary unless the context otherwise requires a different interpretation. In general, references to past actions and events of ALCiS prior to March 31, 2006 refer to ALCiS-CA, and references to current (i.e. April 1, 2006 and later) and future matters related to ALCiS refer to the combined Emerging Delta Corporation/ALCiS-CA Company, which is the reporting company pursuant to this Form 10-KSB. In addition, in this Form 10-KSB, our fiscal years ended March 31, 2004 and March 31, 2005 are referred to as fiscal 2004 and fiscal 2005, respectively, and our fiscal year ending on March 31, 2006 is referred to as fiscal 2006.

ALCiS’ principal business is researching, developing, marketing and distributing body therapy solutions, including but not limited to the area of pain management products such as topical analgesics. Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the granting of four trademarks, the development of five products and related proprietary formulations, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities. ALCiS began shipping product in fiscal 2006, and through March 31, 2006, had revenues of approximately $750,000. ALCiS is a development stage company and has lost approximately $4.2 million from inception through March 31, 2006.

ALCiS’ principal product, ALCiS Daily Relief® pain relief cream, is based on the benefits and effectiveness of patented technology for topically applied pain relief in the form of a cream or lotion. The pain relief ingredients are delivered via a liposomal delivery system which allows for penetration of active ingredients into the skin and muscle. ALCiS’ pain relief products are designed to be convenient, effective and available without a prescription.

ALCiS’ Proprietary Technology

ALCiS has exclusively licensed certain technology from BioZone Laboratories, Inc. (“BioZone”) for its primary target market of topical analgesic pain relief products. We will refer to these technologies as “LDS” (liposome delivery system) and “PRM” (pain relief management). Certain aspects of the proprietary technology are covered by recently awarded U.S. patents. The Company has also obtained an option from BioZone to purchase certain broader rights related to this technology.

ALCiS flagship product, ALCiS® Daily Relief Pain Relief Cream, incorporates the patented LDS, which improves delivery of active ingredients to the lower layers of the skin, increasing the concentration of those active ingredients in the epidermis and dermis, and providing a prolonged treatment that can last four to six hours. Utilizing the LDS technology increases the effectiveness of the ALCiS products. Initially, ALCiS will promote its “Science of Relief®” marketing strategy primarily in connection with the LDS technology.

ALCiS’ goal is to create a new niche in the pain relief market – stylish, scientific, effective, topical products without medicinal scents – capable of penetrating the well-established category of topical analgesics.

Daily use of ALCiS Daily Relief pain relief cream can cost less than $20 per month. In comparison, prescription oral drugs may cost about $80 per month while their generic over the counter (“OTC”) counterparts cost approximately $15 per month. Thus, ALCiS is available at a cost that is comparable with OTC solutions, but ALCiS products have the significant benefit of providing pain relief without the risk of side effects. ALCiS is priced comparably with a number of other products – some are more expensive, some less expensive. However, ALCiS offers a high level of efficacy in a product that is simple to use, without the safety concerns of other solutions.

Products

ALCiS’ core product is its Daily Relief pain relief cream. In addition, ALCiS has launched a family of four complementary therapeutic products that perform a number of functions, i.e. cleansing, moisturizing, soothing, relaxing, scenting, etc. Importantly, because the incorporated scientific technology is both flexible and odorless, a large array of additional products is available for future development.

The following are the most distinguishing characteristics of ALCiS products:

•	ALCiS products can provide recognizable relief from aches and pains.

•	The patented and proprietary LDS delivers the active ingredients more quickly than traditional topical analgesics.

•	ALCiS products are more in the style of cosmetics — they do not have the odor, look, feel or marketing of the traditional style pain relief products. ALCiS products are scientific, stylish, sophisticated and unique. ALCiS pain relief products can be bundled with other ALCiS skin therapy solutions such as bath soaks and gels to increase the continuity of purchases.

•	In certain cases, ALCiS products may serve as a substitute for oral analgesic products, which have been known to have negative side effects for certain patients, including gastro-intestinal bleeding, nausea, as well as cardiac events. Further, since ALCiS products are applied to the point of injury, the customer can treat the problem area without distribution of active ingredients throughout the entire body.

Core and Complementary Products

ALCiS has formulated and launched its core product and a family of four complementary companion products designed to provide a quick, convenient pain relief and/or therapeutic relief for consumers while providing a potentially continuing and profitable revenue stream for it.

•	ALCiS Daily Relief® Pain Relief Cream (Core Product)

•	Therapeutic Body Soak (Complementary Product Extension)

•	Therapeutic Body Scrub (Complementary Product Extension)

•	Therapeutic Body Lotion (Complementary Product Extension)

•	Therapeutic Foot Rub (Complementary Product Extension)

The full line of ALCiS products will include a unique set of total body therapy products which are used in a preventative regimen, i.e., products that have the benefit of relieving pain while also performing a number of other functions, i.e., cleansing, moisturizing, soothing, relaxing, scenting etc.

Other Additional Future Products

While ALCiS’ LDS technology forms a cornerstone to ALCiS’ product development, not all ALCiS products will require the integration of licensed technology. Additional products targeted for potential future development include the following, some of which fall within the pain relief category, others within a spa products category, and all of which are included within the concept of a total body therapy solution:

•	Massage Lotions, Massage Oils

•	Foot Soaks

•	After Shave Balms

•	Cleansing Bars

•	Daily Exfoliating Cleansers

•	Bath Salts

•	Dermal Renewing Lotions

•	All-Day Moisturizing Creams

•	Hydrating Creams

•	Acne Creams & Eliminators

•	Shave Creams and Lotions

•	Self Tanning Lotions

•	Sunburn Treatments

•	Youth Facial Serums

•	Facial Scrubs

•	Eye Firming Serums

•	ALCiS Dermatological Line (For Pre and Post Cosmetic Procedures)

Markets

The worldwide analgesic market has been estimated at $50 billion for 2005, and growing by $25 billion every 5 years through 2015. Some analysts estimate the United States Pain Management market is approximately $25 billion.

Prescription products, such as opioids and nonsteroidal anti-inflammatory drugs (“NSAIDs”) such as COX-2 inhibitors constitute most of the market. Use of Over-The-Counter (“OTC”) products in the United States is estimated at $3 billion, and topical analgesics are estimated at $500 -$700 million.

Additionally, the cosmeceuticals market is currently $5.5 billion, of which approximately $3 billion comes directly from the skin care sector.

The market opportunity for ALCiS body therapy and pain relief products is substantial. Some market statistics are as follows:

•	One (1) out of three (3) people in the U.S. suffers from arthritis (Center for Disease Control) – 66 million people, of which 43 million have been diagnosed by a doctor, and an additional 23 million with chronic joint symptoms.

•	Over 70 million people in the United States alone suffer from arthritis, tendonitis and bursitis, and virtually every adult suffers from occasional backaches, strains, and sprains (The Arthritis Foundation).

•	Approximately 60% of arthritis sufferers are female.

•	The “baby boomer” generation is now a prime risk group, with more than two-thirds of arthritis sufferers being under the age of 65.

•	Arthritis is the number one cause of disability, and lower back pain is the leading cause of disability for sufferers under the age of 45.

•	A Gallup Poll (2002) shows that 4 out of 10 (42%) American adults say they experience pain daily, with nearly all Americans (89%) saying they experience pain each month.

•	Arthritis causes $125 billion expense per year to the US economy (Center for Disease Control).

•	At any given time, 1% of the US population is temporarily disabled by back pain.

ALCiS is targeting purchasers of oral medications for its Daily Relief cream as they are currently users of medications and may wish to avoid the potential risks and side effects of such oral medications, including:

•	Gastrointestinal bleeding & stroke;

•	Potential drug interactions

ALCiS products are marketed to two key customer segments: consumer and medical – for clarity of communication, each of these segments are broken into segment subsets.

The near-term marketing strategy is ‘direct-to-consumer’; however, as many target consumers seek product advice and information from medical experts, ALCiS also conducts an educational campaign to target the medical community.

The consumer segment has three key subsets:

•	arthritis sufferers — 70 million Americans suffer from arthritis.

•	regular and/or occasional pain sufferers, including baby boomers, seeking some form of relief with existing treatment, or

•	regular and/or occasional pain sufferers who have stopped treatment due to poor treatment results, or who have never tried treatment due to unwillingness to adhere to treatment regimens or because of a believed stigma associated with treatment.

A key targeted subset of the above groups is the 76 million aging baby boomers.

The medical segment is segmented into two key groups:

•	physicians — comprised of rheumatologists, orthopedic surgeons, pain management specialists, and general practitioners and

•	alternative medicine — comprised of physical therapists, chiropractors, and acupuncturists.

Marketing and Sales Strategy

ALCiS launched its family of topical pain relief and therapeutic products in the United States to a broad base of customers during fiscal 2006. ALCiS’ planned marketing strategy is to have a nationwide campaign of direct response (including print and television), physician oriented sampling programs and a public relations campaign, followed by expanded distribution through retail channels. ALCiS plans to expand its marketing and distribution internationally when its products have been successfully launched and established in the United States. ALCiS’ proposed direct marketing activities include a national public relations campaign, 60-second television spots, 30-minute infomercials, home shopping networks, print advertising and Internet-based advertising. ALCiS’ plan is designed to educate prospective customers while creating widespread awareness of its topical pain relief products and generating direct sales in key target markets. ALCiS currently sells its products directly to consumers. Because ALCiS has minor product revenues relative to what it requires for success, ALCiS is not dependent upon any of its current customers to succeed. ALCiS intends to continue to market, and expand its full line of products as funds allow.

Competition

There are three major niches that represent competition for the ALCiS family of products in the major markets; prescription ingestibles, OTC ingestibles, and OTC topical analgesics. This overview discusses the top leaders in each of the following markets:

•	Prescription Ingestibles

The Prescription market saw an increase of several billion dollars of annual worldwide revenues growth with the introduction of Merck’s Vioxx® and Pfizer’s Celebrex®, highly selective COX-2 inhibitors that became popular due to the thought that these drugs caused less side effects than traditional OTC NSAIDs (Non-Steriodal Anti-Inflammatory Drugs). Vioxx has been withdrawn from the market for reasons related to its safety and efficacy, while Celebrex is still marketed but with a warning mandated by the Food and Drug Administration (“FDA”).

•	OTC Ingestibles

The NSAID (Non-Steriodal Anti-Inflammatory Drug) market is a well established market exceeding $2 billion in sales, with many players competing for the same dollars. Due to the fact that many of the patents, providing marketing exclusivities, have long expired, everyone that has the capability to produce an OTC NSAID via approved ingredients can create their own brand, hence the wide number of store brand generics. This over-saturation of the market has therefore driven prices down, thus making OTC NSAIDs widely available to a large spectrum of consumers on many income levels. This is one of the single biggest strengths of this market. When considering treatment alternatives in terms of dollar cost, without regard to potential side effects, the OTC NSAID market is by far the cheapest solution / option for pain management.

Over the last several years, there has been a tremendous amount of information circulating that indicates the overuse of such drugs is prevalent, and the side effects that come along with such over use are manifesting themselves over a wider scale and affecting a wider spectrum of consumers.

OTC NSAIDs have a large number of potential short term and long term side effects. These side effects range from nausea, diarrhea, dizziness, vomiting, GI bleeding, and ulcers to even death. According to federal health officials, an estimated 160,000 Americans end up in hospital emergency rooms and about 16,000 die from complications related to the use of OTC painkillers. Some health officials say that the actual number of injuries and deaths is considerably higher, because many cases go unrecognized and unreported, especially among the elderly, many of whom take multiple medications.

A survey conducted by the National Consumers League in February 2003 found that 44% of nearly 4,300 adults surveyed said they had knowingly exceeded the recommended dose of OTC pain relievers; of which only 16% said they had read the label completely. Further, a survey conducted by the National Council on Patient Information and Education found that 30% of people who use OTC pain-killers took the drugs for longer than the label recommended, while 25% had trouble reading and understanding the label. These statistics alarm health officials, who note that most of the 175 million Americans who take OTC NSAIDs every year are unaware of their potential hazards.

•	OTC Topical Analgesics

The external analgesics category (analgesics being defined as medications or agents that relieve or reduce pain) remains a thriving one as a new generation of products (such as patches and sleeves) deliver convenient alternatives with greatly reduced side effects compared to traditional ingestible pain management solutions. The market is also seeing growth due to the fact that consumers are now searching for safe, natural and novel solutions for everyday pain relief. The external analgesic market is estimated to be between $500-700 million annually. There are several trends that have enhanced the appeal of such OTC external analgesic solutions, including consumer demand for pain relievers that help to alleviate discomfort from muscle and joint pain, and ongoing concerns among health conscious Americans about the introduction of internal analgesics into their bodies.

BENGAY® and Icy Hot® have established themselves as the external analgesics of choice for active people around the world, along with other imported external analgesics such as Tiger Balm® that find some niche popularity in the US markets. These brands have been in locker rooms, gyms, clinics, and the family medicine cabinet. They have been widely available, some for the last 50 years, and have become the top of mind brands in terms of muscle and joint pain.

The external analgesic category has been around for decades and has changed very little with regard to the technology utilized to provide “pain relief.” The majority of external analgesics utilize a “counterirritant” approach as a solution to pain. This approach can only be considered a short term solution to pain, as these counterirritants merely mask the pain by confusing the nervous system and sending an alternative sensory feeling from the same area. While this may cause a feeling of temporary relief, this course of action has not treated the injury, but has merely ignored it via distraction to the brain.

The wide array of consumer options all fall into the same set of characteristics. These characteristics are: (i) the products often have a strong and unpleasant medicinal smell, (ii) these products often come with a severe burning or cooling sensation, (iii) these products are often greasy and leave a residue on the consumer’s skin. Along with these undesirable characteristics, the products sometimes will also cause discoloration of the skin, severe irritations of the skin and skin rashes, because they are by their very nature an irritant.

The OTC topical analgesic market has seen some recent excitement with the introduction of new ways of using and applying the same old medicine. New to the topical analgesic market, the patch and sleeve methods of delivering these counterirritants have sparked a renewed interest with consumers. These two methods of applying OTC topical treatments are not a new treatment, just a new way of delivering an old treatment. Procter & Gamble’s ThermaCare® saw sales over $100 million in its first year on the market, while IcyHot has spent millions in marketing and endorsements on their IcyHot Sleeve. These new treatment options are not economical. A box of 3 single use ThermaCare pads costs nearly $2 per application (the manufacturer claims that a single application can produce results that last 8 hours). Seeing that these two large and established brands are making such moves with decent success indicates that consumers are seeking innovative products in the topical space, and are ready for a new treatment that truly works. The topical market has stayed relatively consistent, and flat, for the last several years. ALCiS is poised to be the first real innovative treatment alternative in this mature market and expects strong success in this category.

Manufacturing

ALCiS has a signed manufacturing agreement with BioZone under which BioZone has a right of first refusal to manufacture ALCiS’ products containing the LDS or PRM technology that ALCiS licensed from BioZone. BioZone is an FDA certified manufacturing facility that is able to provide ALCiS with all manufacturing requirements over the next several years. BioZone is a leading custom private-label manufacturer. BioZone provides cost-effective quality products with on-time delivery to its customers. BioZone manufactures millions of units per year for customers, and has adequate plant capacity for ALCiS products over at least the next few years. BioZone’s flexible manufacturing can handle both short-run and high-volume capacity for skin care, body care, hair care, OTC drug preparations, and liquid dietary supplements. BioZone formulates high-quality custom, as well as stock, formulas that are customized for each customer. BioZone is a cGMP facility and is registered with the FDA as a drug manufacturer. The flexibility of BioZone’s compounding and filling facilities allows for a vast range of batch and fill sizes. BioZone’s facilities include a full range of high speed to moderate speed custom filling and packaging equipment for jars, tubes, and bottles. BioZone is currently the Company’s sole provider of ALCiS products. As we do not own our own manufacturing facility, we are able to invest more in sales and marketing and be more nimble as we do not need a manufacturing infrastructure other than internal resources to supervise and work with BioZone.

Distribution

ALCiS’ products are shipped from BioZone in Northern California to a fulfillment center in Van Nuys, CA. Moulton Logistics Management (“Moulton”) provides “pick and pack” fulfillment services to the Company’s consumer accounts and physician sampling program. Moulton is a leading ISO 9000 certified fulfillment company. Moulton serves numerous clients in B2B and B2C marketing, including DRTV, catalogs, online shopping, continuity programs, literature fulfillment and CRM services. Moulton operates from a 200,000 sq. ft. facility in Van Nuys, CA close to the Los Angeles and Long Beach Ports. Moulton ships to some of the largest distributors and retailers in America every day. ALCiS products are currently returned to it at its contract fulfillment facility in Van Nuys, California.

Intellectual Property

ALCiS has entered into a license and manufacturing agreement with BioZone for the LDS used in ALCiS Pain Relief Cream. The agreement grants ALCiS an exclusive, world-wide license for the commercialization of the LDS for topical analgesic pain relief applications and body soak preparations and a non-exclusive, world-wide license for the commercialization of the LDS for similar preparations such as body lotions, soap and other dermatological applications.

Under the agreement, ALCiS pays a percentage based royalty, with a minimum royalty of at least $25,000 per month until December 31, 2008, when the minimum monthly royalty increases to $50,000.

Additionally, ALCiS has paid BioZone non-refundable, prepaid royalties of $250,000 and is required to pay an additional $150,000. ALCiS and BioZone are in discussions currently regarding payment terms of the remaining $150,000, which ALCiS expects to be made under a promissory note at 7% interest, with an 18 month term. Under a recently renegotiated amendment to the agreement, ALCiS has agreed to grant to BioZone 460,000 warrants to purchase shares of its common stock at $2.00 per share, rather than the 400,000 shares of common stock previously agreed upon.

ALCiS has also entered into a purchase option with BioZone to acquire broader rights to the technology licensed under the license and manufacturing agreement. Under a recently renegotiated amendment to the agreement, ALCiS has agreed to grant to BioZone 100,000 warrants to purchase shares of its common stock at $2.00 per share, rather than the 100,000 shares previously agreed upon. Such purchase option shall continue until September 30, 2007. In the event that ALCiS chooses to exercise such purchase option, ALCiS shall pay BioZone agreed upon amounts of both cash and common stock and the parties shall enter into an asset purchase agreement and other related documents.

Although we license our technology from BioZone, and the licensed technology includes patents, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business. We do not know if BioZone’s patents will be challenged, invalidated, narrowed in scope, or declared unenforceable.

Our success also depends on our other rights in proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents, and we also typically enter into confidentiality agreements with our employees and consultants. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties could infringe or misappropriate our patents, copyrights, trademarks and other proprietary rights. In addition, other parties may assert infringement claims against us or our customers. Although we do not believe our products infringe any patents, our products may be found to infringe one or more issued patents. In addition, because many pending patent applications in the United States are not publicly disclosed by the United States Patent and Trademark Office until the application is published, there may be applications that relate to our products of which we have no knowledge. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. We may also be required to resort to litigation to enforce our intellectual property rights and in these regards would require the assistance of BioZone, which may or may not be readily provided. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

ALCiS currently has registered U.S. trademarks for “THE SCIENCE OF RELIEF” and “ALCIS” in International Classes 003 and 005.

Each of ALCiS’ employees, independent contractors and consultants has executed assignment of application agreements and nondisclosure agreements. The assignment of application agreements grant to ALCiS the right to own inventions and related patents which may be granted in the United States. The nondisclosure agreements generally provide that these people will not disclose ALCiS’ confidential information to any other person without its prior written consent.

Product Development

From inception through March 31, 2005, and during the twelve-month period ended March 31, 2006, the Company spent approximately $117,000 and $59,000, respectively, on product development activities.

Governmental Regulation and Certification

Although there are currently many laws or regulations that specifically regulate health products, none currently require that the Company obtain government approval of the Company’s current products. Additional laws and regulations may be adopted in the future that address issues such as user allowable product claims, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the FDA currently has a tentative final monograph for external analgesics, and the finalization of this monograph may impact the permitted “active” ingredients and the claims which can be made based upon such actives. Any new or additional laws or regulations could adversely affect ALCiS’ business. Further, ALCiS has secured certain rights relating to patented technology, certain uses of which may or may not be approved by the FDA. Any such action by the FDA could adversely affect ALCiS’ business. In addition, because ALCiS’ products will be available in multiple states and foreign countries, these jurisdictions may require ALCiS’ to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject it to taxes and other regulations. ALCiS is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations. Because ALCiS does not conduct its own manufacturing, the cost and effects of compliance with environmental laws is not material.

Personnel

ALCiS works with a number of organizations serving as outsourced service providers, including media buying, manufacturing, call centers, fulfillment and warehousing, contract sales representatives, legal and accounting. As such, ALCiS has been able to minimize personnel, and currently has only six (6) employees, four (4) of whom are full-time. ALCiS expects to increase the number of personnel considerably, and to have between 20 to 30 employees by the end of fiscal 2007.

Additional Information

Our internet website address is www.ALCiS.com.

RISK FACTORS

The business, financial condition and operating results of ALCiS could be adversely affected by any of the following factors, in which event the value of the equity securities of ALCiS could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that the combined company faces. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.

Because ALCiS has a limited operating history, ALCiS may not be able to successfully manage its business or achieve profitability.

ALCiS is a development stage company. ALCiS has a limited operating history upon which you can base your evaluation of its prospects and the potential value of its common stock. The likelihood of success of ALCiS must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which ALCiS will operate. ALCiS has little market penetration and successes to date, and may never reach profitability. No additional relevant operating history exists upon which an evaluation of its performance can be made. ALCiS’ performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive consumer health products space. If ALCiS cannot successfully manage its business, ALCiS may not be able to generate future profits and may not be able to support its operations.

ALCiS is in the early stages of its development, has incurred substantial losses since inception and may never achieve profitability.

Since ALCiS-CA commenced its operations in 2004, ALCiS-CA has incurred substantial operating losses. For the period April 1, 2005 through March 31, 2006, ALCiS-CA had a net loss of $2,910,728. ALCiS-CA’s losses from operations have resulted in an accumulated deficit of $4,219,312 at March 31, 2006. ALCiS expects that its operating expenses will outpace revenues for the near future and result in continued losses. ALCiS’ long-term viability, profitability and growth will depend upon successful commercialization of initial products and the development and commercialization of new products relative to its business plan. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. There is no assurance that ALCiS will ever obtain profitability which may lead to the loss of your entire investment.

We face significant competition in the OTC health care and toiletries markets.

The OTC health care and toiletries markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large pharmaceutical companies such as Merck, Pfizer, Johnson & Johnson, and Wyeth, and consumer products companies such as Chattem and Haw Par Healthcare, Inc., many of which have considerably greater financial and other resources than we do. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands.

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

If ALCiS’ products fail to perform properly, its business could suffer with increased costs and reduced income.

Although ALCiS has been testing its products with users and has engaged in sales over the last 11 months, its products may fail to meet consumer expectations. ALCiS has had little experience in returns and while currently offering a 60 day money back guarantee, ALCiS has not yet finalized the form of warranties it will grant for its products. ALCiS will be required to replace products or refund the purchase price to consumers in cases of dissatisfaction. Failure of ALCiS’ products to meet expectations could:

•	damage its reputation,

•	decrease sales,

•	incur costs related to returns,

•	delay market acceptance of its products,

•	result in unpaid accounts receivable, and

•	divert its resources to reformulation or alternative products.

ALCiS may need additional capital to fund its growth.

ALCiS anticipates that the proceeds from the Offering will be adequate to satisfy its capital requirements for the next 6 to 9 months. ALCiS will require additional capital to support its growth as ALCiS expands its marketing and product development. To do this ALCiS may need to issue equity, debt or securities convertible into equity which will dilute your stock ownership in ALCiS following the Merger. If ALCiS cannot obtain additional financing on reasonable terms, ALCiS may not have sufficient capital to operate its business as planned and would have to modify its business plan or curtail some or all of its operations.

There is no assurance that ALCiS will be successful in maintaining its technology licenses.

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS agreed to pay warrants to purchase 400,000 shares of ALCiS Common Stock, $400,000 in prepaid royalty payments, and to a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. To secure its option to purchase, ALCiS has provided warrants to purchase another 100,000 shares of ALCiS Common Stock. In the event that ALCiS fails to pay such minimum monthly amounts, ALCiS may lose all licensed rights relating to these technologies. While ALCiS has successfully negotiated contract modifications in the past, there is no assurance ALCiS will continue to be successful in such negotiations.

ALCiS has committed to have its products manufactured only by BioZone so long as BioZone desires to manufacture such products. If BioZone does not supply us with quality products in a timely manner, our revenues will decline.

In our technology license with BioZone, we have granted BioZone a right of first refusal to manufacture products licensed from BioZone, which includes all of our current products. This right of first refusal terminates if BioZone is unable to deliver such products or the committed pricing. If BioZone does not supply us with quality products in a timely manner, or desires to charge us higher prices than those committed, we would have to attempt to work with BioZone to mitigate the adverse impacts or else terminate our commitment to BioZone and attempt to locate another contract manufacturer. There can be no assurance we will be able to locate another contract manufacturer in a timely and cost-effective manner. Any such switch could take significant time and could be contested by BioZone, and as a result our supply of product may be interrupted and our revenues may decline. In addition, the price which we pay for product could increase, thereby reducing our gross margin.

ALCiS’ intellectual property and proprietary rights give it only limited protection and can be expensive to defend.

Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2006, substantially all of ALCiS-CA’s total revenues were from licensed products. ALCiS’ ability to produce and sell pain management products depends in part on securing patent protection for its products, maintaining various trademarks and protecting its operational trade secrets. To protect its proprietary technology, ALCiS will rely upon a combination of proprietary technology and know-how, patents, trademarks, copyrights, confidentiality agreements and/or other contractual covenants to establish and protect its intellectual property rights. There can be no assurance that steps taken by ALCiS to protect its intellectual property will be adequate to prevent infringement or misappropriation of that intellectual property, or that ALCiS’ competitors will not independently develop products substantially equivalent or superior to ALCiS’ products. Any infringement or misappropriation could have a material adverse effect on ALCiS’ future financial results. ALCiS believes its business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against ALCiS and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by ALCiS in the conduct of its business will be available to ALCiS or reasonable terms, if at all. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results. The loss of such rights (or the failure by ALCiS to obtain similar licenses or agreements) could have a material adverse effect on ALCiS’ business, financial condition and results of operations. In addition, it is believed that, from time to time, ALCiS may become involved in intellectual property disputes with third parties, which may not result in a favorable outcome for ALCiS. ALCiS also could incur substantial costs to assert its intellectual property or proprietary rights against others.

We license additional intellectual property from third parties that is used in certain of our products, and we cannot assure you that these third parties can successfully maintain their intellectual property rights. In addition, the sale of these products relies on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that we will be successful in maintaining these licensing agreements. Any significant impairment of the intellectual property covered by these licenses, or in our rights to use this intellectual property, may cause our sales to decline.

ALCiS might not be able to hire and retain personnel with the appropriate experience and talent to build its sales and marketing capability which will negatively affect future revenue.

ALCiS’ future success depends to a significant extent on the continued services of senior management and other key personnel. ALCiS does not maintain “key person” life insurance for any of its executives. The loss of such key personnel would likely have a significantly detrimental effect on the business. ALCiS may also be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future. ALCiS may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of rapid growth and expansion, and there can be no assurance ALCiS will be able to attract and retain the qualified personnel necessary for the development of its business. The failure to recruit qualified technical, managerial or marketing personnel could have a material adverse effect on ALCiS’ business, financial condition and results of operations.

ALCiS’ future depends on the financial success of its products. Since ALCiS is introducing entirely new products without comparable sales history, ALCiS does not know if its products will generate wide acceptance by consumers.

ALCiS is introducing its pain management products as new products to consumer markets unfamiliar with their use and benefits. ALCiS does not know whether its products will generate widespread acceptance. If consumers do not purchase its products, ALCiS will not be profitable and you may lose all of your investment. You must consider ALCiS’ prospects in light of the risks, expenses and challenges of attempting to introduce new products with unknown consumer acceptance.

ALCiS’ marketing strategies may not be successful, which would adversely affect its future revenues and profitability.

ALCiS’ revenues and future depend on the successful marketing of pain management and body therapy products. ALCiS cannot assure you that consumers will be interested in purchasing its products. ALCiS initially plans to use direct marketing to sell its products via television commercials, infomercials, magazine and newspaper advertising and the Internet. Its infomercials and commercials may not generate sufficient income to continue to air the commercials. ALCiS may find less success in the selling process than expected. Given that initial growth is focused on Direct Response Television sales, less than forecasted sales in this channel will significantly impact projections. The Company has sought to mitigate this risk by engaging EURO RSCG 4D DRTV, the leader in the industry and the largest direct response media buying company in the world. ALCiS expects the incorporation of this strategic relationship will reduce the risk of underperformance. If ALCiS’ sales and marketing strategies fail to attract customers, its product sales will not produce future revenues sufficient to meet its operating expenses or fund its future operations. If this occurs, ALCiS’ business may fail and you may lose your entire investment.

ALCiS’ current or future manufacturers could fail to fulfill ALCiS’ orders for products which would disrupt its business, increase its costs and could potentially cause it to lose its market.

ALCiS will initially depend on one contract manufacturer in California to produce its pain management products. To date ALCiS has received only limited quantities of finished products and does not yet have an operating history that demonstrates that this manufacturer can produce its pain management products in a timely manner or in sufficient volumes. In order to reduce the risk of undersupply, ALCiS will participate in all procurement of longer lead-time materials, stock such materials for ready availability and, initially, stock more inventory than otherwise required under a just-in-time inventory program. The manufacturer may also fail to produce the products to ALCiS’ specifications or deliver them on a timely basis. ALCiS has not identified other suppliers to assure them of an alternative source of supply. This manufacturer is located in California and could be subject to risk of natural disasters such as an earthquake resulting in disruption of supply. Any change in manufacturers or location could disrupt its business due to delays in finding a new manufacturer, providing specifications and testing initial production. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline.

ALCiS may not be able to manage expanding operations.

If ALCiS is successful in achieving market acceptance of its products, it will be required to expand its operations quickly, requiring the establishment of technical operations, system administration, and sales and marketing in each target market. This may result in new and increased responsibilities for management and place significant strain on ALCiS’ management, operating and financial systems and other resources. To accommodate such growth and compete effectively, ALCiS will be required to implement and improve information systems, procedures and controls, and to train, motivate and manage its work force. ALCiS’ future success will depend to a significant extent on the ability of its future management personnel to operate effectively. There can be no assurance ALCiS’ personnel, systems; procedures and controls will be adequate to support ALCiS’ future operations

An active trading market for ALCiS’ common stock may not develop or be sustained.

There can be no assurance as to when and if the shares of common stock will become quoted on any stock exchange and, even if the shares of common stock are quoted, there can be no assurance that an active trading market will develop for such shares. If an active public trading market does not develop or continue, you may have limited liquidity and may be forced to hold your shares of ALCiS’ common stock for an indefinite period of time. Further, the prices and volume of trading in ALCiS’ common stock may be adversely affected if its securities are not listed or quoted.

If an exemption from registration on which ALCiS has relied on for any of its past offerings of common stock or warrants were later challenged legally, its principals may have to expend time defending claims and ALCiS would then risk paying expenses for defense, rescission and/or regulatory sanctions.

To raise working capital, ALCiS-CA offered common stock and warrants in private transactions that ALCiS-CA believed to be exempt from registration under the Securities Act of 1933, as amended and state securities laws. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against ALCiS or its principals, ALCiS would spend time and financial resources, to pay expenses for defense, rescission awards or regulatory sanctions. The use of funds would reduce the capital available to implement its full plan of operation.

There may be substantial sales of ALCiS’ common stock by existing stockholders which could cause the price of ALCiS’ stock to fall.

Future sales of substantial amounts of ALCiS’ common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of its common stock to decline and could impair the value of your investment in ALCiS’ common stock and its ability to raise equity capital in the future. As of May 31, 2006, ALCiS had 7,191,506 shares of common stock outstanding, of which 214,906 shares may be sold immediately after the Merger without restriction in the public market, if one develops. Of the remaining shares, (i) 57,594 are registered shares held by certain Delta stockholders but subject to lock up restrictions, (ii) 1,005,000 shares are considered “restricted” shares under Rule 144 but are not subject to lock up restrictions, (iii) 1,303,792 shares issued to ALCiS-CA stockholders are considered “restricted” shares under Rule 144, but are not subject to lock up restrictions, and (iv) 4,610,214 shares held by certain ALCiS-CA stockholders are considered “restricted” shares under Rule 144, and are subject to lock up restrictions for a period of 12 months. The lock up restrictions may be released by the agreement of ALCiS and the included parties. The sales of ALCiS common stock by stockholders having registered stock or even the appearance that such holders may make such sales may depress any trading market that develops before shareholders are able to sell the common stock they received in the Company’s common stock offering conducted during the first half of 2006 (the “Offering”).

ALCiS’ outstanding warrants, options and convertible notes, and additional future obligations to issue ALCiS securities to various parties, may dilute the value of your investment and may adversely affect ALCiS’ ability to raise additional capital.

As of March 31, 2006, ALCiS had warrants and options outstanding that can be exercised for 1,634,525 shares of its common stock at exercise prices ranging from $0.10 to $4.75 per share. ALCiS has historically issued shares of its common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and ALCiS will continue to grant additional shares of stock and issue stock options in the future. ALCiS can issue 1,300,000 shares of common stock under its 2004 Plan (less 200,000 shares that have already been issued under the 2004 Plan).

For the length of time these warrants and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of ALCiS’ common stock without assuming the risks of ownership. This may adversely affect the terms upon which ALCiS can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when ALCiS would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

If ALCiS’ common stock is traded, ALCiS expects to be subject to the “penny stock” rules for the foreseeable future.

ALCiS is subject now and expects in the future to be subject to the SEC’s “penny stock” rules if its common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for ALCiS’ common stock. As long as ALCiS’ common stock is subject to the penny stock rules, the holders of its shares may find it more difficult to sell their securities.

ALCiS’ certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors.

ALCiS’ certificate of incorporation authorizes issuance of up to 500,000 shares of preferred stock (“Preferred Stock”) in the discretion of its board of directors. Any undesignated shares of Preferred Stock may be issued by ALCiS’ board of directors; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

The Company’s directors, executives and principal shareholders will beneficially own 77.7% of total outstanding shares, as calculated on a fully diluted basis. Even where these amounts do not constitute a majority, if such persons act in concert, they will have significant power to elect the Company’s directors and, subject to certain limitations, effect or preclude fundamental corporate transactions involving the Company. See “Principal Shareholders” and “Description of Capital Shares.”

Government regulations and legal uncertainties could cause product sales or introductions to be delayed or canceled as a result of regulatory processes, which could cause our sales or profitability to decline.

There are currently laws or regulations that specifically regulate health products. Additional laws and regulations may be adopted in the future that address issues such as user allowable product claims, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Food and Drug Administration (“FDA”) currently has a tentative final monograph for external analgesics, and the finalization of this monograph may impact the permitted “active” ingredients and the claims which can be made based upon such actives. Any new or additional laws or regulations could adversely affect ALCiS’ business. Further, the Company has secured certain rights relating to patented technology, certain uses of which may or may not be approved by the FDA. Any such action by the FDA could adversely affect ALCiS’ business. In addition, because ALCiS’ products will be available in multiple states and foreign countries, these jurisdictions may require ALCiS’ to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject it to taxes and other regulations. ALCiS is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

If we become subject to product liability claims and our product liability insurance coverage is inadequate or inapplicable, we may be required to engage in costly litigation or pay significant damages and our business may be harmed.

Product users may sue ALCiS if any of the products that it may sell are defective, fail to perform properly or injure the user. ALCiS has very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. Although, when practical, agreements are expected to contain provisions intended to limit its exposure to liability claims, these limitations may not prevent all potential claims. ALCiS may be exposed to liability claims in connection with the products it provides. Liability claims could require ALCiS to spend significant time and money in litigation and to pay significant damages. As a result, these claims, whether or not successful, could seriously damage ALCiS’ reputation and business. The Company currently has product liability insurance; in the event such insurance is inadequate or contested, the Company may not have sufficient coverage for liability claims.

Item 2. Description of Property

The Company is headquartered in San Jose, California. The Company’s main headquarters at 560 S. Winchester Blvd., Fifth Floor, San Jose, California 95128 comprise approximately 1000 square feet. The Company rents these headquarters, which are in good condition. In the next several months, the Company expects to lease a facility of 4,000-5,000 square feet, which will accommodate the executive, accounting, sales and marketing, and administrative staffs.

Item 3. Legal Proceedings

ALCiS is not a party in any bankruptcy, receivership or other legal proceeding, and to the best of ALCiS’ knowledge, no such proceedings by or against ALCiS have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

Registrant, then Emerging Delta, held a special shareholders meeting on March 20, 2006, to approve amendments to Registrant’s certificate of incorporation (a) to increase the authorized numbers of shares of common and preferred stock to 20,000,000 and 500,000, respectively, and (b) to change the name of the corporation to “ALCiS Health, Inc.” in connection with the pending merger with ALCiS-CA. The number of votes cast in favor of these amendments was 31,029, or 71.2% of the then outstanding share. No votes were cast against these amendments or withheld or abstaining.

Part II

Item 5. Market for the Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is currently no public trading market for ALCiS common stock.

Holders

As of March 31, 2006, there were approximately 415 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

ALCiS has not declared or paid any cash dividends on its common stock. It intends to retain any future earnings to finance the growth and development of its business, and therefore it does not anticipate paying any cash dividends on its common stock in the future. The board of directors will determine any future payment of cash dividends depending on the financial condition, results of operations, capital requirements, general business condition and other relevant factors. If the Company issues preferred shares, although not currently anticipated, no dividends may be paid on the outstanding common stock until all dividends then due on the outstanding preferred stock will have been paid.

Registrant Share Purchases

There were no purchases made by or on behalf of Registrant or any “affiliated purchaser” (as defined in Exchange Act Rule 10b-18(a)(3)) of shares of Registrants $0.001 par value common stock during the fourth quarter of fiscal 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained in Item 7 of this Report. The information contained in this annual report on Form 10-KSB is not a complete description of our business or the risks associated with an investment in our common stock. You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC.

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy; the Company’s anticipated product development and advertising and promotion expenses during some or all of fiscal 2007; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next six months; our plans to raise debt and equity financing; our contingency plan if we don’t raise financing in the next three to four months to then reduce expenses so that we can stretch our cash for another three months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; our ability to effectively reduce cash expenses quickly as a contingency as well as other risks and factors set forth in this Form 10-KSB, including in Item 1 under “Risk Factors” . The information included in this Form 10-KSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Revenue recognition

Net sales consist of products sold directly to consumers via a telephone call center and the internet, shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured.

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 60 days and provides an allowance for sales returns during the period in which the sales are made.

The Company generally does not extend credit to customers, except through third party credit cards. The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. The Company does not maintain an allowance for doubtful accounts because payment is typically received within two business days after the sale is complete.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers and offers for free product when multiple units are purchased. Current discount offers are treated as a reduction on the purchase price of the related transaction, while the cost of the free product is included in cost of sales at the time of shipment.

Stock based compensation

The Company accounts for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payments”, whereby the cost of share based payments to employees, including grants of employee stock options, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Advertising expenses

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Costs for direct-response advertising are capitalized and amortized over the estimated useful life of the advertisement.

Management’s estimates and assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Overview

ALCiS’ principal business is researching, developing, marketing and distributing body therapy solutions, including but not limited to the area of pain management products such as topical analgesics. In order to reduce its capital requirements and increase its flexibility, ALCiS uses a contract manufacturer to manufacture its products. The products are then shipped to a fulfillment center to await shipment to customers. ALCiS licenses certain patented technology exclusively in its field of use from its contract manufacturer.

Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the filing of four trademark applications, the development of five proprietary products, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities.

ALCiS began selling its products in May, 2005, and has realized sequential quarterly revenue growth during fiscal 2006, recognizing approximately 60% of its revenue during the fourth quarter.

Results of Operations

Net Sales

Net sales for the twelve months ended March 31, 2006 were $757,219, compared to no sales for the same period of fiscal 2005. The year-over-year increase in net sales is due to our completing development of our initial products and beginning our sales efforts during the second month of the first quarter of fiscal 2006. All sales were the result of direct-to-consumer sales activities, and no material amount of wholesale sales or sales to distributors or retailers occurred during the fiscal year. There was no material price erosion for our product offerings.

Our current growth strategy relies on increased sales in the direct-to-consumer channel, the successful launch of our current products into the retail channel, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements.

Our principal market is the United States, which accounts for 99% of all sales. The Company has made a small amount of sales to a distributor in India, but the amount is immaterial.

Our assets are all located in the United States.

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. For the twelve months ended March 31, 2006, gross profit was $411,865 versus zero in the prior year as the Company only began selling product during fiscal 2006.

	Year Ended March 31,
	2006	2005
Net Sales	757,219	—
Cost of Sales	345,354	—

Gross Profit	411,865	—
Gross Margin	54%	—

Gross margin, which is gross profit as a percent of net sales, for the twelve months ended March 31, 2006, was 54%.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. In absolute dollars, product development expenses in the twelve months ended March 31, 2006 decreased to $58,556 compared to $116,667 for the twelve months ended March 31, 2005. The 50% decrease is due to the fact that the manufacturing contract called for higher up front payments as our first product was launched.

We plan to increase product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses in absolute dollars are likely to increase in the next quarter and throughout the next fiscal year. However, product development expenses as a percentage of net sales may fluctuate.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations and employee related expenses.

Advertising and promotion expenses for the twelve months ended March 31, 2006 increased $824,146 or 102%, from $806,873 to $1,631,019 compared to the same period last year. This increase is primarily attributed to a $663,572 increase in media purchasing and advertising expenses offset by a decrease in TV commercial production costs totaling $295,814. Public relations, tradeshows and our doctor sampling program costs increased by a total of $213,011 and outside sales commissions and customer service charges increased by $151,082. The remaining overall increase in Advertising and Promotion is comprised of various Employee related expenses, Travel, Website development and Consulting as we continue to expand our sales and marketing efforts.

Advertising and Promotion expenses for the first quarter of fiscal 2007 are expected to increase in absolute dollars as we continue to expand our sales and marketing presence; however, advertising and promotion expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and outside services such as legal, auditing, and tax services.

SG&A expenses for the twelve months ended March 31, 2006 increased $560,192 or 144% to $949,299 from $389,107 for the comparable period of last year. This increase is primarily attributed to a $341,666 increase in stock based compensation charges related to certain warrants and options issued to directors and Company advisors. Other significant increases include employee related expenses ($68,437), insurance ($61,439), and legal & accounting ($51,645).

Other Income, Net

Interest expense of $71,221 was incurred during the year ended March 31, 2006 primarily from notes payable that were issued throughout the year and the prior year totaling $1,877,000. These notes carried an interest rate of 7% and were converted into Series B Preferred stock on January 31, 2006.

Upon conversion of the $1,877,000 notes payable into Series B preferred stock, the Company issued warrants to the note holders. The value of these warrants was calculated using the Black-Scholes model and $610,410 was charged to expense as a Loss on extinguishment of debt during the year ending March 31, 2006.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the years ended March 31, 2006 and March 31, 2005. The Company has generated net operating losses since inception which may be available to reduce future taxable income. As the company is in the development stage and there is no assurance of future taxable income, a valuation allowance has been recorded to fully offset the deferred tax assets at March 31, 2006.

Financial Condition

Overview

We ended fiscal 2006 with $2,004,625 in cash, cash equivalents, and short-term investments. This represents an increase of $1,555,292 when compared with the amount of $449,333 on March 31, 2005. As of March 31, 2006, working capital, current assets less current liabilities, was $2,060,145 an increase of $2,368,144 from negative $307,999 as of March 31, 2005. The increase in working capital was mostly the result of cash generated from the Company’s recent financing. However, our operating activities used cash of $2,088,652 for the twelve months ended March 31, 2006, and we expect our cash usage to increase as we grow our revenues and increase our operating expenses. As a result, we are currently seeking debt and equity financing in the next three to six months. There can be no assurance that we will be successful in raising financing or that any financing we obtain will be on terms we find attractive.

Liquidity and Capital Resources

Our cash and cash equivalents increased $1,555,292 during the twelve months ended March 31, 2006 to $2,004,625 from $449,333 at March 31, 2005. The increase in cash and cash equivalents during the twelve months ended March 31, 2006 is due to cash raised in financing activities of $3,649,606; offset by negative cash flows from operating activities of $2,088,652.

Our operating activities used cash of $2,088,652 for the twelve months ended March 31, 2006, compared to cash usage of $1,295,611 for the same period in the prior fiscal year. The negative cash flows from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to launch our products. Net operating cash flows for the twelve months ended March 31, 2006 were negatively impacted by non-cash charges for capitalized interest, consultant option expense and loss on extinguishment of debt. Working capital sources of cash included an increase in accounts payable and accrued expenses of $268,446. Working capital uses of cash included an increase of prepaid royalties of $407,063 in accordance with our technology contracts, and an increase of prepaid expenses of $80,701 primarily from prepaid television media for the Company’s commercial.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were primarily attributable to developing its line of products and marketing plan. Net operating cash flows were negatively impacted by non-cash charges of $14,065 for consultant option expense. Working capital sources of cash included an increase in accounts payable and accrued expenses of $217,863. Working capital uses of cash included an increase in prepaid royalties of $83,333 in accordance with our technology contracts, and an increase of inventories of $123,214.

The Company used cash in investing activities by purchasing property and equipment totaling $5,662 and $10,756 in the years ending March 31, 2006 and March 31, 2005, respectively.

Net cash provided from financing activities during the twelve months ended March 31, 2006, was $3,649,606, which consisted primarily of proceeds from the sale of Series B Preferred stock, common stock, and promissory notes All promissory notes were converted to Series B Preferred stock in January 2006.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements only for the next approximately six months as the cash usage from our operating activities increases as we increase revenues, and therefore have to build inventory in advance of payment for product, and as we increase our expenditures, especially in sales and marketing. We are therefore beginning to attempt to raise both debt and equity financing. Should we not be successful in raising monies in the next three to four months, we plan to reduce our expenditures in order to attempt to stretch our cash to last us for an additional three months. There can be no assurance that we will be successful in our financing efforts, or that any financing raised will be on terms we find to be attractive, or that we will be able to operate so that our cash lasts us as long as nine months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement.

Recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets to be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Available Information

We file electronically with the SEC our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding ALCiS Health, Inc. and Emerging Delta Corporation (the name of the Registrant prior to the Merger).

Item 7. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ALCiS Health, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of ALCiS Health, Inc. (a development stage company) (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two periods ended March 31, 2006 and 2005 and the related consolidated statements of operations and cash flows for the period from April 13, 2004 (date of inception) to March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alcis Health, Inc. at March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two periods ended March 31, 2006 and 2005 and for the period from April 13, 2004 (date of inception) to March 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

June 2, 2006

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,
	2006	2005
Assets
Current
Cash and cash equivalents	$2,004,625	$449,333
Inventory	106,037	123,214
Accounts receivable	20,218	—
Prepaid royalties	350,396	83,333
Prepaid expenses and other current assets	80,701	—
Due from related party	—	5,984

Total current assets	2,561,977	661,864

Prepaid royalties, net of current portion	140,000	—
Property and equipment, net of accumulated depreciation of $3,567 and $2,431 at March 31, 2006 and 2005, respectively	7,763	8,325
Other assets	29,505	8,855

Total assets	$2,739,245	$679,044

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$486,309	$217,863
Deferred revenue	15,523	—
Notes payable	—	752,000

Total current liabilities	501,832	969,863

Commitments and contingencies
Shareholders’ equity (deficit)
Common stock; $0.001 par value, 20,000,000 shares authorized, 7,149,006 and 3,700,000 shares issued and outstanding at March 31, 2006 and 2005, respectively	7,149	3,700
Preferred stock	—	1,000,000
Additional paid-in capital	6,639,576	14,065
Common stock subscribed	(190,000)	—
Accumulated deficit during the development stage	(4,219,312)	(1,308,584)

Total shareholders’ equity (deficit)	2,237,413	(290,819)

Total liabilities and shareholders’ equity (deficit)	$2,739,245	$679,044

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended March 31, 2006	Period from April 13, 2004 (date of inception) to March 31, 2005	Cumulative Amounts from April 13, 2004 (date of inception) to March 31, 2006
Revenue	$757,219	$—	$757,219

Operating expenses
Cost of sales	345,354	—	345,354
Advertising and promotion	1,631,019	806,873	2,437,892
Selling, general and administrative	949,299	389,107	1,338,406
Product development	58,556	116,667	175,223

Total operating expenses	2,984,228	1,312,647	4,296,875

Operating loss	(2,227,009)	(1,312,647)	(3,539,656)
Interest income (expense), net	(71,221)	—	(71,221)
Other income (expense), net	(2,088)	4,063	1,975
Loss on extinguishment of debt	(610,410)	—	(610,410)

Total other income, net	(683,719)	4,063	(679,656)

Net loss available to common shareholders	$(2,910,728)	$(1,308,584)	$(4,219,312)

Number of common shares:
Weighted average outstanding, basic and fully diluted	3,682,911	3,700,000	3,691,301

Net loss per common share:
Basic and fully diluted	$(0.79)	$(0.35)	$(1.14)

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Period from April 13, 2004 (date of inception) to March 31, 2006

					Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount
Issuance of common stock for cash on August 13, 2004	3,700,000	$3,700	—	$—	$—	$—	$—	$3,700
Issuance of Series A Preferred stock for cash on October 4, 2004	—	—	1,000,000	1,000,000	—	—	—	1,000,000
Director and consultant option expense for the quarter ended December 31, 2004	—	—	—	—	855	—	—	855
Director and consultant option expense for the quarter ended March 31, 2005	—	—	—	—	13,210	—	—	13,210
Net loss	—	—	—	—	—	—	(1,308,584)	(1,308,584)

Balance, March 31, 2005	3,700,000	3,700	1,000,000	1,000,000	14,065	—	(1,308,584)	(290,819)
Director and consultant option expense for the quarter ended June 30, 2005	—	—	—	—	6,100	—	—	6,100
Director and consultant option expense for the quarter ended September 30, 2005	—	—	—	—	6,000	—	—	6,000
Issuance of Series B Preferred Stock and warrants for cash in December 2005	—	—	352,500	458,250	246,750	—	—	705,000
Director and consultant option expense for the quarter ended December 31, 2005	—	—	—	—	6,000	—	—	6,000

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

For the Period from April 13, 2004 (date of inception) to March 31, 2006

							Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Common Stock		Preferred Stock		Additional Paid-In Capital	Common Stock Subscribed
	Number of Shares	Amount	Number of Shares	Amount
Issuance of Series B Preferred Stock and warrants for cash in January 2006	—	$—	87,500	$113,750	$61,250	$—	—	175,000
Conversion of notes payable to Series B Preferred Stock and issuance of warrants in January 2006	—	—	974,006	1,948,013	610,410	—	—	2,558,423
Repurchase and retirement of Common Stock for cash in February 2006	(250,000)	(250)	—	—	—	—	—	(250)
Issuance of common stock and warrants in a private placement for cash on March 30, 2006	1,012,500	1,012	—	—	1,833,844	(190,000)	—	1,644,856
Conversion of Series A and Series B Preferred Stock to common stock on March 31, 2006	2,414,006	2,414	(2,414,006)	(3,520,013)	3,517,599	—	—	—
Acquisition of Emerging Delta Corporation in a reverse merger transaction on March 31, 2006	272,500	273	—	—	(273)	—	—	—
Director and consultant option expense for the quarter ended March 31, 2006	—	—	—	—	337,831	—	—	337,831
Net loss	—	—	—	—	—	—	(2,910,728)	(2,910,728)

Balance, March 31, 2006	7,149,006	$7,149	$—	$—	$6,639,576	$(190,000)	$(4,219,312)	$2,237,413

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended March 31, 2006	Period from April 13, 2004 (date of inception) to March 31, 2005	Cumulative Amounts from April 13, 2004 (date of inception) to March 31, 2006
Cash flows from operating activities:
Net loss	$(2,910,728)	$(1,308,584)	$(4,219,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	610,410	—	610,410
Director and consultant option expense	355,931	14,065	369,996
Capitalized interest expense	71,013	—	71,013
Depreciation	4,010	2,431	6,441
Loss on disposal of assets Changes in operating assets and liabilities:	2,214	—	2,214
Inventory	17,177	(123,214)	(106,037)
Accounts receivable	(20,218)	—	(20,218)
Prepaid royalties	(407,063)	(83,333)	(490,396)
Prepaid expenses and other current assets	(80,701)	—	(80,701)
Due from related party	5,984	(5,984)	—
Other assets	(20,650)	(8,855)	(29,505)
Accounts payable and accrued liabilities	268,446	217,863	486,309
Deferred revenue	15,523	—	15,523

Net cash used in operating activities	(2,088,652)	(1,295,611)	(3,384,263)

Cash flows from investing activities:
Purchase of property and equipment	(5,662)	(10,756)	(16,418)

Net cash used in investing activities	(5,662)	(10,756)	(16,418)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	880,000	1,000,000	1,880,000
Proceeds from issuance of common stock	1,644,856	3,700	1,648,556
Proceeds from notes payable	1,125,000	752,000	1,877,000
Repurchase of common stock	(250)	—	(250)

Net cash provided by financing activities	3,649,606	1,755,700	5,405,306

Net increase in cash and cash equivalents	1,555,292	449,333	2,004,625
Cash and cash equivalents at beginning of period	449,333	—	—

Cash and cash equivalents at end of period	$2,004,625	$449,333	$2,004,625

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

	Year Ended March 31, 2006	Period from April 13, 2004 (date of inception) to March 31, 2005	Cumulative Amounts from April 13, 2004 (date of inception) to March 31, 2006
Supplemental disclosure of cash flow information:

Cash paid for interest	$261	$1,051	$1,312

Non-cash financing activities
Conversion of notes payable and related accrued interest into preferred stock	$1,948,013	$—	$1,948,013

Conversion of preferred stock into common stock	$3,520,013	$—	$3,520,013

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 1 - Organization and Business

On March 30, 2006, Alcis Health, Inc. (“ALCiS-CA”) a California corporation incorporated on April 13, 2004 entered into a Plan of Merger and Merger Agreement (the “Merger”) with Emerging Delta Corporation (“Delta”), a Delaware corporation incorporated on February 10, 1993, whereas Delta will acquire ALCiS-CA in a reverse merger transaction with ALCiS-CA being the accounting acquirer and surviving corporation. Prior to the Merger, Delta was a public shell company with minimal assets and operations.

On March 30, 2006, ALCiS-CA completed the sale of 1,012,500 shares of its common stock for gross proceeds of $2,025,000 in a private placement transaction (the “Offering”). As additional consideration, the purchasers received 202,500 warrants to purchase common stock with an exercise price of $2.00 per share, 202,500 warrants to purchase common stock with an exercise price of $3.75 per share and 100,000 warrants to purchase common stock with an exercise price of $4.75 per share. The warrants are exercisable immediately and expire 10 years from the date of issuance. The Offering and Merger were conditional upon each other.

On March 31, 2006, the Merger was consummated and all of ALCiS-CA’s Preferred Stock was converted into 2,414,006 shares of its common stock, resulting in 6,876,506 shares of common stock issued and outstanding. In the Merger, each share of ALCiS-CA’s stock was exchanged for 0.16 shares of Delta’s common stock, resulting in the issuance of 1,100,241 shares of Delta’s common stock to ALCiS-CA’s shareholders and a total of 1,143,841 shares of Delta’s common stock being issued and outstanding after the Merger. Also, ALCiS-CA’s options to purchase 200,000 shares of common stock and warrants to purchase 1,056,400 shares of common stock were converted into options to purchase 32,000 shares of Delta’s common stock and warrants to purchase 169,024 shares of Delta’s common stock with identical terms.

Following the Merger, Delta amended its Certificate of Incorporation to change its name to ALCiS Health, Inc., to reduce the par value of its common stock from $1.00 per share to $0.001 per share, and to increase its authorized shares of common stock from 2,000,000 to 20,000,000 shares. The authorized preferred stock remained at 500,000 shares. In addition, ALCiS-CA changed its name to ALCiS, Inc. The accompanying consolidated financial statements include the accounts of ALCiS Health, Inc. and its wholly-owned subsidiary, ALCiS, Inc. (hereinafter referred to “ALCiS” or the “Company”). All intercompany accounts and transaction have been eliminated.

The Merger for accounting and financial reporting purposes will be accounted for as an acquisition of Delta by ALCiS-CA. As such ALCiS-CA will be the accounting acquirer in the Merger, and the historical financial statements of ALCiS-CA will be the financial statements for ALCiS following the Merger.

Following and under the terms of the Merger, ALCiS granted a stock dividend of 5.25 shares to each of its common shareholders which has the effect of a 6.25 for 1 stock split, resulting in 7,149,006 shares of common stock issued and outstanding. In addition, 200,000 warrants to purchase the ALCiS’s common stock were granted to two former directors of Delta for consulting services. These warrants have an exercise price of $2.00 per share, a term of 10 years with 50% vesting upon issuance and the remaining 50% vesting after one year. An additional 18,750 warrants were issued to two other former directors of Delta as a replacement for warrants previously issued by Delta. These warrants have an exercise price

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 1 - Organization and Business (Continued)

of $2.00 per share and vest immediately upon grant. Finally, the Company assumed 26,875 options with an exercise price of $2.40 per share and 12,500 options with an exercise price of $1.91 per share from Delta. These options are fully vested and expire in March 2008. ALCiS estimated the fair value of these options using the Black-Scholes model and recorded the related expense in the current period for vested awards and will record expense related to unvested awards over the vesting period.

ALCiS also issued 120,000 warrants to two former directors of Delta upon their joining its Board of Directors. These warrants have an exercise price of $2.00 per share, a term of 10 years and vest at a rate of 5,000 shares per quarter. ALCiS estimated the fair value of these warrants using the Black-Scholes model and will record the related expense over the vesting period.

ALCiS markets and distributes over-the-counter health care products, including ALCiS Pain Relief Cream and related products. The products will be sold primarily through direct-response advertising and web commerce.

Through March 31, 2006, the Company has been primarily engaged in developing its marketing strategy and infrastructure and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007. The Company will finance its operations primarily through its existing cash, future financing and revenues from product sales.

Note 2 - Summary of Significant Accounting Policies

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory

Inventory consists of Alcis Pain Relief Cream and related products available for sale to consumers and packing materials. Inventory is valued at the lower of first-in, first-out cost or market.

Property and equipment

Property and equipment, consisting primarily of computer equipment, is carried at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Revenue recognition

Net sales consist of products sold directly to consumers via a telephone call center and the internet, shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured.

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 60 days and provides an allowance for sales returns during the period in which the sales are made. At March 31, 2006, the reserve for sales returns was $22,730 and was recorded as an accrued liability.

The Company generally does not extend credit to customers, except through third party credit cards. The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales.

The Company does not maintain an allowance for doubtful accounts because payment is typically received within two business days after the sale is complete. We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers and offers for free product when multiple units are purchased. Current discount offers are treated as a reduction on the purchase price of the related transaction, while the cost of the free product is included in cost of sales at the time of shipment.

Advertising expenses

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Costs for direct-response advertising are capitalized and amortized over the estimated useful life of the advertisement.

Product development

Product development costs relate to costs incurred in the development of its product, Alcis Pain Relief Cream, and are expensed as incurred.

Shipping and handling costs

Shipping and handling costs are included in cost of sales as incurred in the consolidated statement of operations.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Stock based compensation

The Company accounts for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payments”, whereby the cost of share based payments to employees, including grants of employee stock options, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share (continued)

Earnings (loss) per share is as follows:

	Period ended March 31,
	2006	2005
Basic and Diluted:
Net loss available to common shareholders	$(2,910,728)	$(1,308,584)

Weighted average shares outstanding	3,682,911	3,700,000

Net loss per share available to common shareholders	$(0.79)	$(0.35)

For the periods ended March 31, 2006 and 2005, potential dilutive common shares under the warrant agreements and stock option plan of 1,634,525 and 140,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Management’s estimates and assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. These reclassifications had no effect on 2005 net loss or shareholders’ equity (deficit).

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets to be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 - Notes Payable

The Company had unsecured notes payable to various individuals totaling $752,000 at March 31, 2005. During the year ended March 31, 2006, the Company issued additional, unsecured notes payable to various individuals totaling $1,125,000. The notes bear interest at 7% per annum and are due on demand at any time after January 31, 2006. Of the total notes issued, $475,000 were held by related parties, of which $300,000 were outstanding at March 31, 2005.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 3 - Notes Payable (Continued)

The notes and any accrued, unpaid interest are automatically converted into the securities issued in a qualified financing. A qualified financing is defined as any offering by the Company of its equity or debt securities in which it raises gross proceeds of a minimum of $4,000,000. The conversion price is equal to the price paid per security issued in the qualified financing or $2.40 per share, whichever is lower. The notes are not otherwise convertible, either at the option of the holder, the Company, or automatically. In addition, the holders of the notes received warrants to purchase the securities raised in a qualified financing. The warrant allows the holder to purchase the amount of shares equal to the note value divided by the per security price multiplied by 20%. The exercise price of the warrant is the price paid for the security in the qualified financing and expires 10 years after issuance. No warrants were outstanding as no qualified financing had occurred.

During January 2006, all of the outstanding notes payable with principal amounts totaling $1,877,000 together with accrued interest of $71,013 were converted into shares of Series B preferred stock (“Series B”). The conversion price was $2.00 per share resulting in the issuance of 974,006 shares of Series B. After the conversion, there were 1,414,006 shares of Series B issued and outstanding. Additionally, the holders of the notes received 187,700 warrants to purchase shares of Series B with an exercise price of $2.00 per share and an additional 187,700 warrants to purchase shares of Series B with an exercise price of $3.75 per share. The warrants vest immediately and are exercisable for a term of 10 years. The fair value of the warrants was estimated to be $610,410 using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt in the statement of operations for the year ended March 31, 2006.

Note 4 - Income Taxes

The Company files a U.S. Federal income tax return. The components of the Company’s deferred tax assets are as follows:

	March 31,
	2006	2005
Loss carryforwards	$831,353	$149,828
Stock options and warrants	328,522	—
Intangible assets	254,759	291,305
Returns reserve	7,728	—
Deferred revenue	5,278	—
Property and equipment	—	827

	1,427,640	441,960
Less: valuation allowance	(1,427,640)	(441,960)

	$—	$—

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 4 - Income Taxes (Continued)

As of March 31, 2006, the Company had generated U.S. net operating loss carryforwards of approximately $2,445,000 which expire beginning in 2025. These net operating loss carryforwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its loss carryforwards. Additionally, because Federal tax laws limit the time during which the loss carryforwards may be applied against future taxes, if the Company fails to generate sufficient taxable income prior to the expiration date, it may not be able to utilize the loss carryforwards. As the Company is in the development stage and there is no assurance of future taxable income, a valuation allowance has been recorded to fully offset the deferred tax assets at March 31, 2006 and 2005. For the period ended March 31, 2006, the valuation allowance increased by $985,680.

Income tax expense (benefit) for the periods ended March 31, is as follows:

	2006	2005
Current:
Federal	$—	$—
State and local	—	—

	—	—

Deferred
Federal	$—	$—
State and local	—	—

	$—	$—

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the periods ended March 31, as follows:

	2006	2005
Computed “expected” income tax expense (benefit)	$(989,648)	$(444,919)
State income taxes, net of federal tax effect	—	—
Changes in deferred tax valuation allowance	985,680	441,960
Other, net	3,968	2,959

Actual income tax expense (benefit)	$—	$—

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 5 - Equity

Common stock

During the period ended March 31, 2005, the Company issued 3,700,000 shares of its common stock to its founders for cash proceeds totaling $3,700. During February 2006, the Company agreed to repurchase and retirement 250,000 shares of its common stock from one of its founders for cash totaling $250.

On March 30, 2006, the Company completed the Offering of 1,012,500 shares of its common stock for gross proceeds of $2,025,000, recorded net of the direct cost of the Offering totaling $190,144. As additional consideration, the purchasers received 202,500 warrants to purchase common stock with an exercise price of $2.00 per share, 202,500 warrants to purchase common stock with an exercise price of $3.75 per share and 100,000 warrants to purchase common stock with an exercise price of $4.75 per share. The warrants are exercisable immediately and expire 10 years from the date of issuance. The Offering and Merger were conditional upon each other.

On March 31, 2006, the Company issued 272,500 shares of its common stock to the shareholders of Emerging Delta Corporation to effect the reverse merger transaction described in Note 1.

Preferred Stock

ALCiS-CA was authorized to issue up to 1,000,000 shares of Series A Preferred Stock and up to 4,000,000 shares of Series B Preferred Stock. The Series A and Series B Preferred Stock did not accrue dividends and dividends could not be paid to common stock holders unless an equal amount was paid to Preferred Stock holders. The Series A and Series B Preferred Stock also had certain liquidation rights and was convertible to common stock at a ratio of one share to one share. In October 2004, ALCiS-CA sold in a private offering 1,000,000 shares of Series A Preferred Stock at an offering price of $1.00 per share of which 775,000 shares were purchased by related parties.

In December 2005 and January 2006, ALCiS-CA also sold for cash 440,000 shares of its Series B Preferred Stock (“Series B”) at a price of $2.00 per share. Additionally, the purchasers of the Series B received 88,000 warrants to purchase shares of Series B with an exercise price of $2.00 per share and an additional 88,000 warrants to purchase shares of Series B with an exercise price of $3.75 per share. The warrants vest immediately and are exercisable for a term of 10 years. The fair value of the warrants was estimated to be $308,000 and was recorded as additional paid in capital against the proceeds received as a direct cost of the issuance. Related parties purchased 50,000 of the 440,000 shares of Series B and received 10,000 of the 88,000 warrants.

On March 31, 2006, the Merger was consummated and all of ALCiS-CA’s Preferred Stock was converted into 2,414,006 shares of its common stock. Following the Merger, the Company is authorized to issue 500,000 shares of preferred stock. At March 31, 2006, there are no shares of preferred stock issued or outstanding.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 5 - Equity (Continued)

2004 Stock Plan

Effective September 28, 2004, the Company’s Board of Directors approved the Alcis Health, Inc. 2004 Stock Plan (the “Stock Plan”). The Stock Plan as amended on March 31, 2006 in conjunction with the Merger, is discretionary and allows for an aggregate of up to 1,300,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock purchase rights. The Stock Plan is administered by the Board of Directors which has exclusive discretion to select participants who will receive the awards and determine the type, size and terms of each award granted.

Options and warrants issued to non-employees

In October 2004, the Company issued options to purchase 50,000 shares of its common stock under the Stock Plan to an advisory board member. The options are exercisable at a price of $0.10 per share and expire 10 years from the date of grant. Options representing 5,000 shares vested immediately, 2,500 vest per quarter over the following four years and 5,000 were contingent upon the launch of the Company’s infomercial, which occurred during the year ended March 31, 2006.

In March 2005, the Company issued options to purchase 40,000 shares of its common stock under its Stock Plan to a consultant. The options are exercisable at a price of $1.00 per share and expire five years from the date of grant. Options representing 10,000 shares vest one year from the date of grant with the remainder vesting ratably over the following 36 months.

On March 31, 2006, the Company issued warrants to purchase 200,000 shares of its common stock to two former directors of Delta for consulting services. These warrants have an exercise price of $2.00 per share, a term of 10 years with 50% vesting upon issuance and the remaining 50% vesting after one year. An additional 18,750 warrants were issued to two other former directors of Delta as a replacement for options previously issued by Delta. These warrants have an exercise price of $2.00 per share and vested immediately upon grant. Finally, the Company assumed 26,875 options with an exercise price of $2.40 per share and 12,500 options with an exercise price of $1.91 per share from Delta. These options are fully vested and expire in March 2008.

Expense relating to the options and warrants granted to non-employees was $346,040 and $13,236 for the periods ended March 31, 2006 and 2005, respectively, and was calculated using the Black-Scholes option-pricing model.

Options and warrants issued to employees and directors

In October 2004, the Company issued to a member of its Board of Directors options to purchase 50,000 shares of its common stock. The options are exercisable at a price of $0.10 per share and expire 10 years from the date of grant. Options representing 5,000 shares vested immediately, 2,813 vest per quarter over the following four years.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 5 - Equity (Continued)

Options and warrants issued to employees and directors (continued)

During January 2006, the Company issued to a member of its Board of Directors options to purchase 60,000 shares of its common stock at an exercise price of $2.00 per share. The options have a term of 10 years and vest at a rate of 5,000 shares per quarter.

On March 31, 2006, the Company issued 120,000 warrants to two former directors of Delta upon their joining its Board of Directors. These warrants have an exercise price of $2.00 per share, a term of 10 years and vest at a rate of 5,000 shares per quarter.

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

	Period Ended March 31,
	2006	2005
Expected life (years)	6.50	5.34
Risk-free interest rate	4.3%	4.5%
Dividend yield	—	—
Volatility	115%	121%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $9,891 and $829 for the periods ended March 31, 2006 and 2005, respectively, and there is $377,949 associated with nonvested awards that will be expensed in the future over a weighted average period of 2.75 years.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 5 - Equity (Continued)

Summary stock option information

Information regarding the options and warrants granted is as follows:

	Period Ended March 31,
	Options		Warrants
	2006	2005	2006	2005
Outstanding, beginning of period	140,000	—	—	—
Granted	60,000	140,000	1,434,525	—
Exercised	—	—	—	—
Forfeited or cancelled	—	—	—	—

Outstanding, end of period	200,000	140,000	1,434,525	—

Exercisable, end of period	56,563	15,313	1,214,525	—

Available for grant	1,100,000	460,000

Information regarding the weighted average exercise prices of options and warrants outstanding is as follows:

	Period Ended March 31,
	Options		Warrants
	2006	2005	2006	2005
Outstanding, beginning of period	$0.36	$—	$—	$—
Granted	2.00	0.36	2.76	—
Exercised	—	—	—	—
Forfeited or cancelled	—	—	—	—

Outstanding, end of period	$0.90	$0.36	$2.76	$—

Exercisable, end of period	$0.43	$0.36	$2.89	$—

Weighted average fair value of options and warrants granted	$1.79	$0.56	$1.75	$—

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 5 - Equity (Continued)

Summary stock option information (continued)

The following table summarizes significant information about stock options and warrants outstanding at March 31, 2006.

Grant Date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
October 2004	100,000	—	41,563	$0.10	8.5
March 2005	40,000	—	10,000	$1.00	4
Dec 2005	—	141,000	141,000	$2.88	9.75
Jan 2006	60,000	—	5,000	$2.00	9.83
Jan 2006	—	410,400	410,400	$2.88	9.83
March 2006	—	505,000	505,000	$3.25	10
March 2006	—	378,125	158,125	$2.03	9.17

Note 6 - Commitments and Contingencies

License and manufacturing agreement

The Company has entered into a license and manufacturing agreement with the patent owner (the “Manufacturer”) of the liposomal delivery system used in ALCiS Daily Relief. The agreement grants the Company an exclusive, world-wide license for the commercialization of the liposomal delivery system for topical analgesic pain relief applications and body soak preparations and a non-exclusive, world-wide license for the commercialization of the liposomal delivery system for similar preparations such as body lotions and soap.

Under the agreement, the Company pays a royalty based on monthly net sales or $25,000 per month, if greater. After December 31, 2008, the minimum monthly royalty of $25,000 increases to $50,000. To the extent that the actual royalties owed based on net monthly sales is less than the minimum monthly payment, the difference is characterized as prepaid royalties. Per the agreement with the Manufacturer, these excess payments are available to offset future royalties when the monthly royalty owed based on net monthly sales exceeds the minimum monthly payment. At that time, the prepaid royalties can be applied to royalty owed based on net monthly sales to the Manufacturer to reduce the actual payment to the monthly minimum. At March 31, 2006 and 2005, there was $490,396 and $83,333, respectively, recognized in the balance sheet as prepaid royalties.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 6 - Commitments and Contingencies (Continued)

License and manufacturing agreement (continued)

Additionally, the Company is required to pay the Manufacturer a non-refundable, prepaid royalty of $100,000 by November 15, 2005 and $300,000 by June 30, 2006, payable at a rate of $50,000 per month with the first payment due on January 31, 2006. Per the agreement with the Manufacturer, these payments are available to offset future royalties when the monthly royalty owed based on net monthly sales exceeds the minimum monthly payment. At that time, the prepaid royalties can be applied to the royalties owed to the Manufacturer based on net monthly sales to reduce the actual payment to the monthly minimum. On April 13, 2006 the licensing and manufacturing agreement was amended to provide for a grant to the Manufacturer of warrants to purchase 560,000 shares of the Company’s common stock. The warrants have an exercise price of $2.00 per share, are exercisable immediately and expire 10 years from the date of issuance. The warrants were granted effective April 15, 2006. The Company will estimate the fair value of the warrants using the Black-Scholes model and record the related expense in the period of issuance.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS Daily Relief. The Manufacturer is currently the Company’s sole provider of ALCiS Daily Relief.

Note 7 - Related Party Transactions

The Company has an agreement with a law firm owned by a former director, officer, and employee who is also a holder of 750,000 shares of its common stock. Under the agreement, the Company receives a discount off of regular billing rates. For the period ended March 31, 2006, the Company made payments totaling $55,701 to this law firm.

Note 8 - Subsequent Events

Subsequent to year end, the Company sold in a private placement 42,500 shares of common stock for gross cash proceeds of $85,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures . We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such dates, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Directors and Executive Officers

The persons shown in the table below are the members of the board of directors and the executive officers of ALCiS. Each director will hold office until the next annual meeting of stockholders, until his successor is duly elected and qualified, or until his earlier resignation, removal, or death. Each officer serves at the pleasure of the board of directors until its next annual organization meeting, until his successor is duly elected and qualified, or until his earlier resignation, removal, or death.

Name	Age	Position with ALCiS	Serving Since
Brian Berchtold	41	Chief Executive Officer, President and Director	2006	(1)
Mark Lemma	41	Chief Financial Officer, Corporate Secretary	2006	(1)
Doug Glader	62	Director	2006	(1)
David Booth	62	Director	2006	(1)
Ravinder Sajwan	44	Director	2006	(1)
David Scoffone	50	Director	2006	(1)
Allen Campbell	63	Director	2002
Jerry Jarrell	64	Director	1993

(1)	This is the date of the Merger. All of these persons had served ALCiS-CA previously; starting in 2006 were Messrs. Berchtold and Scoffone while starting in 2004 were Messrs. Lemma, Glader, Booth, and Sajwan.

Brian Berchtold joined ALCiS in April 2004, and has served as CEO and President since February 2006. Mr. Berchtold brings over 15 years of international medical device and consumer health products sales experience to ALCiS. Most recently prior to joining ALCiS, Mr. Berchtold served as Vice President of Sales for Alliance Medical Corporation from November 2000 to August 2003. From September 2003 to March 2004, Mr. Berchtold founded and served as president of Rouge House LLC, a company which retails and distributes luxury products. Prior to November 2000, Mr. Berchtold worked for Collagen Corporation in a number of roles, serving as President and General Manager of Collagen (UK) Ltd., as well as President and General Manager of Collagen Canada Ltd. He has also served in various sales, sales management and product management capacities during his 11 year tenure with Collagen Corporation. Mr. Berchtold holds a B.S. undergraduate degree in Commerce — Finance from Santa Clara University.

Mark Lemma has been Chief Financial Officer and Corporate Secretary of ALCiS since November 2004. Prior to joining ALCiS, Mr. Lemma most recently managed financial operations as Chief Financial Officer and Corporate Controller of a $200 million multi-national manufacturer in the Global Positioning System (“GPS”) industry (October 2001- November 2004). Prior to those responsibilities, he served as CFO and Vice President of Finance for a publicly traded Internet service provider (June 2000- July 2001). Previously, as a Certified Public Accountant, after working for Ernst & Young, Mr. Lemma held various positions, including as a partner and co-founder of a CPA firm. Mr. Lemma holds a B.S. undergraduate degree in Commerce — Accounting from Santa Clara University.

Doug Glader has been a director of ALCiS, since April 2004. Mr. Glader currently serves as Chairman, President and CEO of publicly traded Procera Networks, Inc., a company that he founded in May 2002 that develops integrated hardware and software solutions for the networking industry. From 1994 to 2004, Mr. Glader worked for Digi International, including serving as Chief Operating Officer from February 1999 to May 2002. Mr. Glader has also served on the Board of Uromedica Inc. In Minneapolis MN, from 1999 to present. Mr. Glader has over 30 years of business experience with other high growth Silicon Valley firms, including Memorex, Measurex, Altus, Greyhawk and Direct Corporations. Mr. Glader has a B.S. in Business Administration from Northern State College (South Dakota) and serves on several boards and advisory teams of charitable organizations in the Bay Area.

David Booth has been a director of ALCiS since October, 2004. Mr. Booth is a former senior executive with Pfizer Inc. from which he retired in 1998 after 28 years. His most recent positions were as President and CEO of Schneider Americas, American Medical Systems and Valley Labs. These three companies were components of the Pfizer Medical Technology Group. Prior to joining the Medical Technology Division, he worked as Vice

President Pharmaceuticals for Pfizer International and was a member of the Pfizer International Board. Since retiring from Pfizer, Mr. Booth has worked as a consultant in the healthcare arena and has served as a director on several Boards. He was a Director of Direct Merchants Bank, a division of Metris Companies Inc. (MXT NYSE) from August, 2001 to December, 2005 when the company was acquired. He currently serves on the Board of CryoCath Technologies Inc. (CYT TSX ) a Canadian public healthcare company as well as on the Boards of three privately held companies in the healthcare field.

Ravinder “Ravi” Sajwan has been a director of ALCiS since April 2004. Mr. Sajwan co-founded Ample Communications in September 2000 and currently serves as Chief Technical Officer and Director. Prior to founding Ample, Mr. Sajwan served as Chief Technical Officer of Acclaim Communications, a company he helped co-found in May 1995. Upon Acclaim’s acquisition by Level One and subsequently Intel, Mr. Sajwan stayed as a technical consultant to Level One and Intel and helped drive communications product strategies until Oct. 1999. Prior to Acclaim, Mr. Sajwan served as Architect of Integrated Telecom Technology, Inc. (“IGT”). Mr. Sajwan also co-founded Network Synthesis, Inc. an ATM silicon solutions provider that was acquired by IGT. In addition, Mr. Sajwan spent several years at Stratacom Inc., where he held key senior technical positions. Mr. Sajwan has over 22 years of experience in the communications industry. Mr. Sajwan graduated with honors and holds an M.S.E.E. from Polytechnic Institute of Brooklyn ( New York).

David Scoffone has been a director of ALCiS since January 2006. Mr. Scoffone is the Chief Executive Officer and President of ATS, a California based transportation company. Mr. Scoffone started with ATS in 1978 and became the CEO and President in May of 1986. Under Mr. Scoffone’s direction ATS expanded into a global transportation enterprise with operations in the California communities of Fremont, Oakland, Santa Rosa, Sacramento, Brentwood, Stockton, Fresno and Long Beach, as well as Tempe, Arizona and Dallas, Texas. At ATS, Mr. Scoffone also established a real estate division and venture capital operation, and through these activities, assisted in taking a number of companies public. He was involved in the formation of Plaza Bank where he served on the advisory board from June 1979 through March 1992. Mr. Scoffone was a founder and advisory board member of Heritage Bank from April 1994 through November 2003. In February 1998, Mr. Scoffone was instrumental in opening Heritage Bank South Valley in Morgan Hill and Gilroy California, where Mr. Scoffone served on the board of directors from March 1998 to October 2004. Mr. Scoffone attended the University of Santa Clara in 1974 and continued his studies at the University of Montana (1974 – 1978) where he majored in business and communications.

Allen Campbell has been a director of Delta (now ALCiS) since 2002. Mr. Campbell has been engaged in general independent financial consulting (including consulting with a mergers and acquisitions and financial advisory services firm) since 1980. He has also worked in investment portfolio management (as a program partner with an institutional registered investment advisory firm), and managed personal investments. In the mid 1980s, he was the founder and chairman of a company that became International Murex Technologies, a biotechnology company principally well-known for the innovative

SUDS™ rapid AIDS diagnostic test for AIDS. Murex was eventually sold to Abbott Labs. He also has experience as an investment banker, as a consultant with an international technology and management consulting firm, and as an attorney practicing in general corporate matters with a specialty in antitrust planning and litigation. He holds the following degrees: BA, College of Wooster (1964); JD, Columbia University (1967); MBA, University of Chicago (1972). Mr. Campbell is licensed as an attorney in Ohio and New Jersey (inactive in both states).

Jerry Jarrell has been a director of Delta (now ALCiS) since Delta’s inception in February 1993. Mr. Jarrell served as Delta’s Chief Financial Officer and Treasurer from its inception in February 1993 until the Merger. Mr. Jarrell has served as Chief Financial Officer and Director of Starship Dining from 1999 to the present. Mr. Jarrell was Chief Financial Officer and Director of Compressco, Inc. from October 1999 to the sale of the business in July 2004. He was a non-executive Director of Independent Energy Holdings PLC from May 1998 to September 2000. Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy from April 1991 to May 1998. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from June 1977 to May 1990. He was Secretary-Controller for Offshore Logistics from August 1971 to April 1977. He was a Certified Public Accountant with Arthur Andersen and Company from June 1966 to June 1971. He holds a B. S. degree in accounting from Louisiana Tech University.

(b) Compliance with Section 16(a) of the Exchange Act

Inapplicable because as of March 31, 2006, the Company did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

(c) Audit Committee; Audit Committee Financial Expert

The current members of our audit committee are Jerry Jarrell (chairman) and David Scoffone. Mr. Jarrell is an audit committee financial expert as defined in Item 401(e) of Regulation S-K promulgated by the Securities and Exchange Commission for audit committee members. Each of these persons is an independent director as defined in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act. As we add additional independent members to our board of directors as required by applicable securities law or exchange listing guidelines when applicable, one or more of such independent directors may be appointed to our audit committee or the membership of the committee may be changed.

(d) Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. We have posted the text of such code of ethics on our website at www.alcis.com/investors.

Item 10. Executive Compensation

Director Compensation

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as director of the Company, but are reimbursed for expenses they incur in connection with their attendance at board meetings. The Company has adopted its 2004 Stock Plan, under which outside directors are entitled to receive stock options. Directors currently holding such options are David Booth, who received 50,000 options exercisable at $0.10 per share that are subject to four year vesting from October 15, 2004, the date he joined the ALCiS-CA Board, and David Scoffone, who received 60,000 options that are exercisable at $2.00 per share and are subject to three year vesting from January 1, 2006, the date he joined the ALCiS-CA Board. Jerry Jarrell and Allen Campbell were each granted 60,000 warrants subject to three-year vesting at $2.00 per share in connection with their services as ALCiS directors, subject to three-year vesting from the March 31, 2006, closing of the Merger. It is the current intention of ALCiS to grant any newly appointed non-employee directors of ALCiS 60,000 options, with an exercise price set at or above fair market value, and subject to three year vesting from the date they join the ALCiS Board.

Management Compensation

The following table provides information concerning compensation expected to be earned during 2006 by Mr. Berchtold, ALCiS’ chief executive officer and Mr. Lemma, ALCiS’ chief financial officer, who are the only executive officers of ALCiS. The following table also provides information concerning the compensation earned during 2003, 2004 and 2005 by Messrs. Campbell and Jarrell who were the only executive officers of Registrant during that time period. Such four persons are referred to as “named executive officers”.

Summary Compensation Table Annual

	Year	Annual Compensation		Other Compensation
Name and Principal Position		Salary	Bonus	All Other Compensation, including Annual and Long-Term Compensation
Brian Berchtold, CEO, President and Director	2006	$144,262	$0	$0
Mark Lemma, CFO	2006	$144,262	$0	$0
Allen Campbell, Former President and current Board member	2006	$3,000	$0	$0
	2005	$12,000	$0	$0
	2004	$36,000	$0	$0
	2003	$36,000	$0	$0
Jerry Jarrell, Former CFO and current Board member	2006	$750	$0	$0
	2005	$3,000	$0	$0
	2004	$9,000	$0	$0
	2003	$9,000	$0	$0

The following table shows the stock option and warrant grants to the named executive officers during fiscal 2006:

Name	Number of Shares underlying options and Warrants granted (number)	Percent of Total Options and Warrants Granted to Service Providers in Fiscal Year (%)	Exercise Price ($/share)	Expiration Date
Brian Berchtold	0	0	N/A	N/A
Mark Lemma	0	0	N/A	N/A
Allen Campbell	185,000	46	2.00	3/31/2016
Jerry Jarrell	135,000	34	2.00	3/31/2016

The following table shows the number of shares acquired by exercise of options during fiscal 2006 by the named executive officers, the value realized, and the number of unexercised options held by the named executive officers and their value.

Aggregate Option and Warrant Exercises During Fiscal 2006 and Fiscal 2006 Year End Option Values

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Securities Underlying Options and Warrants at Year End	Value of Unexercised In the Money and Warrants Options at Year End (1)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Brian Berchtold	0	0	0/0	$0/$0
Mark Lemma	0	0	0/0	$0/$0
Allen Campbell	0	0	89,375/122,500	$0/$0
Jerry Jarrell	0	0	50,000/97,500	$1,000/$0

(1)	Calculated using $2.00 per share as the fair market value of ALCiS common stock at March 31, 2006. On March 31, 2006, over $2,000,000 of ALCiS common stock was sold at $2.00 per share with accompanying warrants. There is no active trading market for ALCiS stock so the fair market value is an estimate made by ALCiS in good faith.

The Company has no employment agreements with its named executive officers and no compensatory or other arrangement with its named executive officers in the event of their resignation, retirement, or employment termination or from a change in control. Under certain circumstances of termination or change in control, shares purchased by founders that are subject to repurchase by the Company may be released from such repurchase conditions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding ALCiS common stock beneficially owned on May 31, 2006 for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group. The table assumes a total of 7,191,506 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of May 31, 2006. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

	Amount of Beneficial Ownership	Percent Beneficial Ownership

Name of Beneficial Owner (1)
Ample Ventures (2)	870,101	12.0%
Brian Berchtold (3)	700,000	9.7%
David Booth (4)	72,812	1.0%
Allen Campbell (5)	167,012	2.3%
Eric Glader (3) (12)	800,000	11.1%
Doug Glader (6) (12)	461,167	6.4%
Jerry Jarrell (7)	91,353	1.3%
Jay Landrum (3)	750,000	10.4%
Mark Lemma (3)	500,000	7.0%
Ravinder Sajwan (8)	300,000	4.2%
David Scoffone (9)	80,000	1.1%
Al Gonsoulin (10)	800,000	10.7%

All ALCiS Executive Officers and Directors as a Group (8 Persons) (13)	2,372,344	32.9%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”), which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2)	600,000 shares were purchased as ALCiS-CA Series A Preferred at $1.00 per share. 195,101 shares are owned as a result of a conversion of $375,000 in ALCiS-CA convertible notes at $2.00 per share. Also includes 37,500 warrants exercisable at $2.00 per share, and 37,500 warrants exercisable at $3.75 per share.
(3)	Common stock purchased as ALCiS-CA founder’s shares. See Note 11.

(4)	50,000 shares were purchased as ALCiS-CA Series A Preferred at $1.00 per share. Includes 22,812 shares purchasable at $0.10 per share within 60 days upon exercise of an option granted in connection with services as a director. Mr. Booth was granted 50,000 options in connection with services as a Board member, with 10% of those shares vested upon grant with the remaining 90% subject to vesting at the rate of 1.875% per month over the following four years.
(5)	Includes 12,500 shares of common stock purchased in the Offering at $2.00 per share and two sets of accompanying warrants of 2,500 shares each, exercisable at $2.00 and $3.75 per share. Includes 94,375 shares purchasable upon exercise of option within the next sixty days, including 67,500 at $2.00 per share and 26,875 at $2.40 per share. Mr. Campbell holds a total of 211,875 options granted in connection with services rendered as a director of ALCiS and as an officer and director of Emerging Delta Corporation. 125,000 of these options are exercisable at $2.00 per share, with 62,500 shares vested and 62,500 shares to vest on March 31, 2007. 26,875 of these options are exercisable at $2.40 per share, and are fully vested. 60,000 of these options are granted for Mr. Campbell’s service as a Board Member and are exercisable at $2.00 per share, with 5,000 shares vesting each quarter elapsed from the date of grant. Mr. Campbell holds 55,137 shares in the Registrant he held prior to the Merger with ALCiS-CA; such shares are registered but subject to lockup.
(6)	300,000 shares are ALCiS-CA common stock purchased as founder’s shares. See Note 11. 125,000 shares were purchased as ALCiS-CA Series A Preferred at $1.00 per share. 26,167 shares are owned as a result of a conversion of $50,000 in ALCiS-CA convertible notes at $2.00 per share. 5,000 warrants exercisable at $2.00 per share, and 5,000 warrants exercisable at $3.75 per share were also received in conjunction with the convertible note and its conversion.
(7)	25,572 shares of common stock were issued as the result of conversion of $50,000 worth of promissory notes and accrued interest at $2.00 per share. Includes 10,000 shares issuable upon exercise of accompanying warrants, 5,000 at $2.00 per share and 5,000 at $3.75 per share. Includes 55,000 shares purchasable upon exercise of option within the next sixty days, including 42,500 at $2.00 per share, and 12,500 at $1.92 per share. Mr. Jarrell holds 147,500 options granted in connection with services rendered as a director of ALCiS and as an officer and director of Emerging Delta Corporation. 75,000 of these options are exercisable at $2.00 per share, with 37,500 shares vested and 37,500 shares to vest on March 31, 2007. 12,500 of these options are exercisable at $1.92 per share and are fully vested. 60,000 of these options are granted for Mr. Jarrell’s service as a Board Member and are exercisable at $2.00 per share, with 5,000 shares vesting each quarter elapsed from the date of grant. Mr. Jarrell holds 781 shares in the Registrant he held prior to the Merger with ALCiS-CA; such shares are registered but subject to lockup. Excludes 50,000 common shares purchased in the Offering along with 20,000 Warrants, of which 10,000 each had exercise prices of $2.00 and $3.75 per share, by The J.W. Jarrell Childrens’ Trust, a trust funded by Mr. Jarrell as to which Mr. Jarrell is not a trustee and does not have or exercise any control over, and as to which Mr. Jarrell disclaims beneficial ownership.
(8)	300,000 shares are common stock purchased as ALCiS-CA founder’s shares. See Note 11. Excludes 795,101 shares and 75,000 currently exercisable warrants owned by Ample Ventures LLC, of which Mr. Sajwan is a managing member and as to which Mr. Sajwan disclaims beneficial ownership except as to his pecuniary interest in the LLC.
(9)	50,000 shares were purchased as ALCiS-CA Series B Preferred at $2.00 per share. 10,000 warrants exercisable at $2.00 per share, and 10,000 warrants exercisable at $3.75 per share were also received in conjunction with the convertible note and its conversion. In January 2006, Mr. Scoffone was granted 60,000 options in connection with services as a Board member, with 5,000 shares vested and 5,000 shares vesting every three months that he serves as a director, 5,000 shares of which will be purchasable at $2.00 per share upon exercise of the option within the next sixty days.
(10)	Includes 500,000 shares of common stock purchased in the Offering at $2.00 per share and three sets of accompanying warrants of 100,000 shares each, exercisable at $2.00, $3.75 and $4.75 per share.
(11)	Founders stock was purchased in April 2004 at $0.001 per share. ALCiS has a repurchase right at $0.001 on 90% of these shares exercisable if employment or service terminates for reasons of either termination by the holder or termination by ALCiS with cause. This repurchase option lapses at the rate of 1.875% per month.
(12)	Doug Glader is Eric Glader’s father. Each disclaims beneficial ownership of the shares owned by the other.
(13)	Includes 227,187 shares issuable upon exercise during the next sixty days of outstanding options and warrants.

As of March 31, 2006, the table below provides the indicated information with respect to compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	239,375	(1)	$1.08	1,100,000
Equity compensation plans not approved by security holders	338,750		2.00	—

Total	578,125		$1.64	1,100,000

(1)	Includes 39,375 options granted under Registrant’s option plan prior to the Merger which ALCiS assumed in the Merger.

Item 12. Certain Relationships and Related Transactions

The following transactions were or will be entered into with our promoters, executive officers, directors and 5% or greater shareholders. These transactions may or will continue in effect and may result in conflicts of interest between us and these individuals. Although our executive officers and directors have fiduciary duties to us and our shareholders, we cannot assure that these conflicts of interest will always be resolved in our favor or in the favor of our shareholders.

Founders

Founders, who were our promoters, purchased 3,450,000 shares of common stock in April 2004 at $0.001 per share, or $3,450 in the aggregate. ALCiS has a repurchase right at $0.001 on 90% of these shares exercisable if employment or service terminates for reasons of either termination by the holder or termination by ALCiS with cause. This repurchase option lapses at the rate of 1.875% per month. The shares were purchased by Eric Glader (800,000), Jay Landrum (750,000), Brian Berchtold (700,000), Mark Lemma (500,000), Ravinder Sajwan (300,000), Doug Glader (300,000), and Visveswar Akella (100,000). Mr. Landrum’s shares are no longer subject to repurchase.

Series A Preferred Stock

ALCiS-CA sold $1,000,000 of ALCiS-CA Series A Preferred Stock, some of which was purchased by related parties, in December, 2004, at $1.00 per share. Ample Ventures

(with which ALCiS-CA Board Member Ravi Sajwan has an association) purchased 600,000 shares, Board Members Doug Glader purchased 125,000 shares, and Board member David Booth purchased 50,000 shares.

Convertible Notes

ALCiS-CA entered into approximately $1,877,000 of convertible notes (“Notes”) with a number of parties. All Notes carried similar terms, including (i) interest at the rate of 7%, (ii) the automatic conversion of the Notes into the securities sold in a “qualified financing” at the price paid per security issued in the qualified financing or $2.40 per share, whichever is lower, where a qualified financing is defined as any offering by the Company of its equity or debt securities in which it raises gross proceeds of a minimum of $4,000,000, and (iii) the right upon conversion to obtain accompanying Warrants to purchase a number of common shares equal to 20% of the principal of the Notes divided by $2.00, with an exercise price set at $2.00 per share. Calculations of Warrant amounts did not include any Note interest. Several of the Notes were entered into with related parties: Ample Ventures (with which ALCiS-CA Board Member Ravi Sajwan has an association) acquired $375,000 of notes, Board Member Doug Glader purchased a total of $50,000 of Notes, and relatives of Doug Glader purchased a total of $50,000 of Notes.

Just as with other Note holders, each of these parties converted their Notes and accrued interest into ALCiS-CA Series B Preferred Stock at $2.00 per share; and in exchange for such conversion, all Note holders received additional Warrants to purchase a number of common shares equal to 20% of the number of issued Series B Preferred shares with an exercise price set at $3.75 per share. As a result, Ample Ventures acquired 195,101 Series B Preferred shares and 75,000 Warrants and each of Doug Glader and relatives of Doug Glader acquired 26,167 Series B Preferred shares and 10,000 Warrants.

Series B Preferred Stock

ALCiS-CA sold $880,000 of ALCiS-CA Series B Preferred Stock, other than upon conversion of the notes, during 2005, some of which was purchased by related parties, at $2.00 per share. Every five shares of Series B Preferred Stock was accompanied by two Warrants to purchase ALCiS CA common stock, one with an exercise price of $2.00 per share and one with an exercise price of $3.75 per share. Director David Scoffone has purchased 50,000 shares of ALCiS-CA Series B Preferred Stock, which included Warrants to purchase 20,000 shares of ALCiS-CA Common Stock.

Common Stock Offering

ALCiS-CA conducted an offering of units comprised of common stock and warrants, at $2.00 per unit, which had its initial closing on March 31, 2006. The common stock and the warrants together shall herein be referred to as a “Unit” or “Units.” Every five Units includes five shares of ALCiS-CA common stock plus one Warrant exercisable at $2.00 per share, and one Warrant exercisable at $3.75 per share. In consideration for his investment of $1,000,000, one Investor, Al Gonsoulin, also received an additional 100,000 Warrants exercisable at $4.75 per share; he purchased 500,000 common shares in the Offering and received 300,000 Warrants, of which 100,000 each had exercise prices of $2.00, $3.75, and $4.75 per share. The J.W. Jarrell Childrens’ Trust, a trust funded by Mr. Jarrell, purchased 50,000 common shares in the Offering and received 20,000 Warrants, of which 10,000 each had exercise prices of $2.00 and $3.75 per share. Mr. Jarrell is not a trustee of the trust nor does he have any control over the trust. Director Allen Campbell purchased 12,500 common shares in the Offering and received 5,000 Warrants, of which 2,500 each had exercise prices of $2.00 and $3.75 per share.

Stock Options

In conjunction with his joining of the Board of Directors in October 2004, ALCiS-CA issued David Booth an option to purchase a total of 50,000 shares of ALCiS-CA Common Stock at $0.10 per share; 10% of those shares vested upon grant with the remaining 90% subject to a 4 year vesting. In conjunction with his joining of the Board of Directors in January 2006, ALCiS-CA issued David Scoffone an option to purchase a total of 60,000 shares of ALCiS-CA Common Stock at $2.00 per share; 5,000 of those shares vest each quarter following date of grant. In connection with their joining the Board after the Merger, ALCiS granted 60,000 options to each of Allen Campbell and Jerry Jarrell, which are exercisable at $2.00 per share, with 5,000 shares vesting each quarter from the first quarter following the date of grant. ALCiS also granted 125,000 options to Mr. Campbell and 75,000 options to Mr. Jarrell in connection with their consulting services, exercisable at $2.00 per share, of which 50% are exercisable immediately and 50% are exercisable in one year. On March 14, 2003, Registrant granted Mr. Campbell 26,875 options exercisable at $2.40 per share and Mr. Jarrell 12,500 options exercisable at $1.92 per share; such options expire on March 14, 2008.

Engagement Agreement with Landrum & Company, Inc.

ALCiS-CA entered into an engagement agreement attached as Exhibit 10.6 with the law firm Landrum & Company, Inc., which is 100% held by James F. Landrum, Jr., a promoter and former director, officer and employee of ALCiS-CA and holder of 750,000 shares of ALCiS common stock. ALCiS has assumed this agreement, and in exchange for continuing the commitment of time, ALCiS will continue to receive a discount off Mr. Landrum’s regular billable rate. Mr. Landrum specializes in corporate law, and is expected to conduct 40-80 hours per month of work for ALCiS, terminable at any time by either party upon 90 days notice.

Item 13. Exhibits

The following exhibits are either incorporated by reference from prior filings or included with this filing as indicated below.

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

21.0	List of Subsidiaries*

24.0	Power of attorney, included on pages 65 and 66

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 68

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 69

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 70

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 71

*	Incorporated by Reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
+	Confidential treatment has been requested for portions of this exhibit.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees billed to the Company for each of the fiscal years ended March 31, 2006 and March 31, 2005 for professional services rendered by the Company’s principal accountant for such services.

Type of Fees	2005	2006
Audit Fees (1)	$30,121	$15,550
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$30,121	$15,550

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.
(2)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements or that are traditionally performed by the independent auditor.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories such as permitted corporate finance assistance and permitted advisory services.

All audit fees for fiscal 2006 were approved by the recently established Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCiS HEALTH, INC.

Dated: June 29, 2006	By:	/s/ Brian J. Berchtold
Brian J. Berchtold
President and Chief Executive Officer

	By:	/s/ Mark E. Lemma
Mark E. Lemma
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian J. Berchtold and Mark E., Lemma and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian J. Berchtold Brian J. Berchtold	Director, Chief Executive Officer, President	June 29, 2006

/s/ Mark E. Lemma Mark E. Lemma	Chief Financial Officer	June 29, 2006

/s/ Douglas Glader Douglas Glader	Chairman of the Board, Director	June 29, 2006

/s/ David Booth David Booth	Director	June 29, 2006

/s/ Allen F. Campbell Allen F. Campbell	Director	June 29, 2006

/s/ Jerry Jarrell Jerry Jarrell	Director	June 29, 2006

/s/ Ravinder Sajwan Ravinder Sajwan	Director	June 29, 2006

/s/ David Scoffone David Scoffone	Director	June 29, 2006

ALCiS HEALTH, INC.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

21.0	List of Subsidiaries*

24.0	Power of attorney, included on pages 65 and 66

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 68

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 69

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 70

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 71

*	Incorporated by Reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
+	Confidential treatment has been requested for portions of this exhibit.