Form 10QSB
period 2006-06-30
EMERGING DELTA CORP
filed 2006-08-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of July 11, 2006, there were 7,191,402 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALCiS Health, Inc.

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2006 (unaudited) and March 31, 2006	3
Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005 and the Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005 and Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (unaudited)	5
Notes to the Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES	23

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current
Cash and cash equivalents	$999,170	$2,004,625
Inventory	201,892	106,037
Accounts receivable	29,779	20,218
Prepaid royalties	435,559	350,396
Prepaid expenses and other current assets	126,598	80,701

Total current assets	1,792,998	2,561,977

Prepaid royalties, net of current portion	140,000	140,000
Property and equipment, net of accumulated depreciation of $6,522 and $3,567 at June 30, 2006 and March 31, 2006, respectively	39,625	7,763
Other assets	30,081	29,505

Total assets	$2,002,704	$2,739,245

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$627,854	$486,309
Deferred revenue	12,357	15,523

Total current liabilities	640,211	501,832

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 7,191,402 and 7,148,902 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	7,191	7,149
Additional paid-in capital	7,745,761	6,639,576
Common stock subscribed	—	(190,000)
Accumulated deficit during the development stage	(6,390,459)	(4,219,312)

Total shareholders’ equity	1,362,493	2,237,413

Total liabilities and shareholders’ equity	$2,002,704	$2,739,245

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006
Revenue	$805,714	$88,475	$1,562,933

Operating expenses
Cost of sales	274,837	53,271	620,191
Advertising and promotion	1,266,147	287,289	3,704,039
Selling, general and administrative	503,689	132,873	1,842,095
Product development	942,713	43,750	1,117,936

Total operating expenses	2,987,386	517,183	7,284,261

Operating loss	(2,181,672)	(428,708)	(5,721,328)

Interest income (expense), net	12,170	—	(59,051)
Other income (expense), net	(1,645)	(6,597)	330
Loss on extinguishment of debt	—	—	(610,410)

Total other income, net	10,525	(6,597)	(669,131)

Net loss available to common shareholders	$(2,171,147)	$(435,305)	$(6,390,459)

Number of common shares:
Weighted average outstanding, basic and fully diluted	7,177,391	3,700,000	4,080,709

Net loss per common share:
Basic and fully diluted	$(0.30)	$(0.12)	$(1.57)

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006
Cash flows from operating activities:
Net loss	$(2,171,147)	$(435,305)	$(6,390,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	—	610,410
Consultant, director and product development option and warrant expense	1,021,228	6,000	1,391,224
Capitalized interest expense	—	—	71,013
Depreciation	2,955	994	9,396
Loss on disposal of assets	—	—	2,214
Changes in operating assets and liabilities:
Inventory	(95,855)	(103,426)	(201,892)
Accounts receivable	(9,561)	897	(29,779)
Prepaid royalties	(85,163)	(31,250)	(575,559)
Prepaid expenses and other current assets	(45,897)	—	(126,598)
Other assets	(576)	(15,215)	(30,081)
Accounts payable and accrued liabilities	141,545	(60,226)	627,854
Deferred revenue	(3,166)	—	12,357

Net cash used in operating activities	(1,245,637)	(637,531)	(4,629,900)

Cash flows from investing activities:
Purchase of property and equipment	(34,818)	—	(51,236)

Net cash used in investing activities	(34,818)	—	(51,236)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B preferred stock	—	—	1,880,000
Proceeds from issuance of common stock	275,000	100	1,923,556
Proceeds from notes payable	—	490,000	1,877,000
Repurchase of common stock	—	—	(250)

Net cash provided by financing activities	275,000	490,100	5,680,306

Net increase (decrease) in cash and cash equivalents	(1,005,455)	(147,431)	999,170

Cash and cash equivalents at beginning of period	2,004,625	449,333	—

Cash and cash equivalents at end of period	$999,170	$301,902	$999,170

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$1,225

Non-cash financing activities
Conversion of notes payable and related accrued interest into preferred stock	$—	$—	$1,948,013

Conversion of preferred stock into common stock	$—	$—	$3,828,013

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1    -     Basis of Presentation

The accompanying unaudited condensed financial statements of ALCiS Health, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of June 30, 2006 and March 31, 2006, results of operations and cash flows for the three months ended June 30, 2006, and June 30, 2005 and the cumulative amounts from April 13, 2004 (date of inception) to June 30, 2006. The March 31, 2006 balance sheet was derived from the audited financial statements included in the 2006 annual report on Form 10-KSB.

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited condensed consolidated financial statements of ALCiS Health, Inc. for the fiscal year ended March 31, 2006, which were included in the annual report on Form 10-KSB.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

Note 2     -     Organization and Business

On March 30, 2006, Alcis Health, Inc. (“ALCiS-CA”) a California corporation incorporated on April 13, 2004 entered into a Plan of Merger and Merger Agreement (the “Merger”) with Emerging Delta Corporation (“Delta”), a Delaware corporation incorporated on February 10, 1993, pursuant to which Delta would acquire ALCiS-CA in a reverse triangular merger transaction with ALCiS-CA being the accounting acquirer and surviving corporation. Prior to the Merger, Delta was a public shell company with minimal assets and operations.

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2     -    Organization and Business (Continued)

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

Following the Merger, Delta amended its Certificate of Incorporation to change its name to ALCiS Health, Inc., to reduce the par value of its common stock from $1.00 per share to $0.001 per share, and to increase its authorized shares of common stock from 2,000,000 to 20,000,000 shares. The authorized preferred stock remained at 500,000 shares. In addition, ALCiS-CA changed its name to ALCiS, Inc. The accompanying consolidated financial statements include the accounts of ALCiS Health, Inc. and its wholly-owned subsidiary, ALCiS, Inc. (hereinafter referred to “ALCiS” or the “Company”). All intercompany accounts and transactions have been eliminated.

The Merger for accounting and financial reporting purposes is accounted for as an acquisition of Delta by ALCiS-CA. As such ALCiS-CA is the accounting acquirer in the Merger, and the historical financial statements of ALCiS-CA are the financial statements for ALCiS following the Merger.

Immediately following and under the terms of the Merger, ALCiS granted a stock dividend of 5.25 shares to each of its common shareholders which has the effect of a 6.25 for 1 stock split, resulting in 7,148,902 shares of common stock issued and outstanding. In addition, 200,000 warrants to purchase ALCiS’s common stock were granted to two former directors of Delta for consulting services. These warrants have an exercise price of $2.00 per share, a term of 10 years with 50% vesting upon issuance and the remaining 50% vesting after one year. An additional 18,750 warrants were issued to two other former directors of Delta as a replacement for warrants previously issued by Delta. These warrants have an exercise price of $2.00 per share and vest immediately upon grant. Finally, the Company assumed 26,875 options with an exercise price of $2.40 per share and 12,500 options with an exercise price of $1.91 per share from Delta. These options are fully vested and expire in March 2008. ALCiS estimated the fair value of these options using the Black-Scholes model and recorded the related expense in the current period for vested awards and will record the expense related to the unvested awards over the vesting period.

ALCiS also issued 120,000 warrants to two former directors of Delta upon their joining its Board of Directors. These warrants have an exercise price of $2.00 per share, a term of 10 years and vest at a rate of 5,000 shares per quarter. ALCiS estimated the fair value of these warrants using the Black-Scholes model and will record the related expense over the vesting period.

ALCiS markets and distributes over-the-counter health care products, including ALCiS Pain Relief Cream and related products. Initially the products will be sold primarily through direct-response advertising and web commerce.

Through June 30, 2006, the Company has been primarily engaged in developing its marketing strategy and infrastructure and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007. The Company will finance its operations primarily through its existing cash, future financing and revenues from product sales.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3    -     Summary of Significant Accounting Policies

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

Prepaid Royalties

Under the license and manufacturing agreement with the patent owner of the liposomal delivery system used in ALCiS Daily Relief (see Note 5), prepaid royalties consists of the difference between the actual royalties owed and the minimum monthly payment due, when the minimum monthly exceeds the actual royalties owed. In addition, certain up-front payments are characterized as prepaid royalties. Prepaid royalties are available to offset future royalties when actual royalties owed exceed the minimum monthly payment due. At that time, the prepaid royalties can be applied to the actual royalties owed and reduce the actual payment to the minimum amount due. The prepaid royalties expire upon the termination of the license and manufacturing agreement.

On a quarterly basis, the Company reviews prepaid royalties to evaluate whether realization of the prepaid royalties is still probable. In its analysis, the Company evaluates the recoverability of the carrying value of prepaid royalties based on (i) current sales levels and trends, (ii) expected future sales levels, and (iii) remaining term of the license and manufacturing agreement. If impairment is indicated, a valuation allowance will be recorded to reduce the carrying value of the prepaid royalties to the amount which the Company believes to be recoverable. Prepaid royalties expected to be realized in the following fiscal year are classified as current assets, with the remaining classified as long-term assets. At June 30, 2006, the Company performed this evaluation and concluded that no impairment exists.

At June 30, 2006 and March 31, 2006 there was $575,559 and $490,396, respectively, recognized in the balance sheet as prepaid royalties. Under the current royalty terms, net qualified sales would have to exceed the monthly minimum sales of $312,500 per month by an aggregate of $7,194,488 and $6,129,950 to fully realize the prepaid royalties recorded at June 30, 2006 and March 31, 2006, respectively.

Property and equipment

Property and equipment, consisting primarily of computer equipment, is carried at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue recognition

Net sales consist of products sold directly to consumers via a telephone call center and the internet, plus shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3    -     Summary of Significant Accounting Policies (Continued)

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 60 days and provides an allowance for sales returns during the period in which the sales are made. At June 30, 2006 and March 31, 2006, the reserve for sales returns was $32,120 and $22,730, respectively, and was recorded as an accrued liability.

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

Stock based compensation

Since inception the Company has accounted for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payments”, whereby the cost of share based payments to employees and directors, including grants of employee stock options and director warrants, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide service in order for the award to vest, which is called the requisite service period. No compensation cost is recognized for equity instruments for which employees or directors do not render the requisite service. The grant date fair value of employee share options, director warrants, and similar instruments will be estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments. The Company from time to time issues common stock, stock options or common stock warrants to

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3    -     Summary of Significant Accounting Policies (Continued)

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method.

Earnings (loss) per share is as follows:

	Period ended June 30,
	2006	2005
Basic and Diluted:
Net loss available to common Shareholders	$(2,171,147)	$(435,305)

Weighted average shares outstanding	7,177,391	3,700,000

Net loss per share available to common shareholders	$(0.30)	$(0.12)

For the periods ended June 30, 2006 and 2005, potential dilutive common shares under the warrant agreements and stock option plan of 2,236,525 and 140,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3    -     Summary of Significant Accounting Policies (Continued)

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

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

Note 4    -     Equity

Common stock

On March 30, 2006, the Company completed the Offering of 1,012,500 shares of its common stock for gross proceeds of $2,025,000, recorded net of the direct cost of the Offering totaling $190,144. As additional consideration, the purchasers received 202,500 warrants to purchase common stock with an exercise price of $2.00 per share, 202,500 warrants to purchase common stock with an exercise price of $3.75 per share and 100,000 warrants to purchase common stock with an exercise price of $4.75 per share. The warrants are exercisable immediately and expire 10 years from the date of issuance. The Offering and Merger were conditional upon each other. The fair value of the warrants granted in the offering was approximately $874,000 and was calculated using the Black-Scholes option pricing model. The fair value of the warrants was offset against the proceeds received in the offering as a direct cost of the offering resulting in no net effect on shareholder’s equity.

On March 31, 2006, the Company issued 272,500 shares of its common stock to the shareholders of Emerging Delta Corporation to effect the reverse merger transaction described in Note 2.

During the three-month period ended June 30, 2006, the Company issued 42,500 shares of its common stock for cash proceeds totaling $85,000. At March 31, 2006, the Company had outstanding Subscriptions Receivable totaling $190,000 which was received in cash during April 2006. This amount represented 95,000 shares of common stock which were then issued.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 4    -     Equity (Continued)

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. At June 30, 2006, there are no shares of preferred stock issued or outstanding.

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

In May 2006, the Company issued warrants to purchase 25,000 shares of its common stock to a consultant. These warrants are exercisable at a price of $2.00 per share and expire 10 years from the date of grant. These warrants vest quarterly over a period of three years.

Expense relating to the options and warrants granted to non-employees was $51,493 and $5,759 for the periods ended June 30, 2006 and 2005, respectively, and was calculated using the Black-Scholes option-pricing model.

Options and warrants issued to employees and directors

In October 2004, the Company issued to a member of its Board of Directors options to purchase 50,000 shares of its common stock. The options are exercisable at a price of $0.10 per share and expire 10 years from the date of grant. Options representing 5,000 shares vested immediately, 2,813 vest per quarter over the following four years.

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 4    -     Equity (Continued)

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

	Period Ended June 30,
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

Expense relating to the options and warrants granted to directors was $27,022 and $241 for the periods ended June 30, 2006 and 2005, respectively, and there is $288,887 associated with non-vested awards that will be expensed in the future over a weighted average period of 1.18 years.

Note 5    -     Commitments and Contingencies

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

Under the agreement, the Company pays a royalty on monthly net sales or $25,000 per month, if greater. After December 31, 2008, the minimum monthly royalty of $25,000 increases to $50,000. To the extent that the actual royalties owed based on net monthly sales is less than the minimum monthly payment, the difference is characterized as prepaid royalties. Per the agreement with the Manufacturer, these excess payments are available to offset future

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 5    -     Commitments and Contingencies (Continued)

royalties when the monthly royalty owed based on net monthly sales exceeds the minimum monthly payment. At that time, the prepaid royalties can be applied to the royalty owed based on net monthly sales to the Manufacturer and reduce the actual payment to the monthly minimum.

Additionally, the Company is required to pay the Manufacturer a non-refundable prepaid royalty totaling $400,000 of which $250,000 was paid during the year ended March 31, 2006 which is recorded as prepaid royalties on the balance sheet at March 31, 2006. The remaining $150,000 is payable in 18 equal payments of $8,333 with the first payment due July 30, 2006. During the period ending June 30, 2006, the Company also granted the Manufacturer warrants to purchase 560,000 shares of the Company’s common stock. The warrants have an exercise price of $2.00 per share, are exercisable immediately and expire 10 years from the date of issue. Expense related to these warrants totaling $942,713 was calculated using the Black-Scholes option pricing model and recorded as product development costs in the Consolidated Statement of Operations.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS Daily Relief. The Manufacturer is currently the Company’s sole provider of ALCiS Daily Relief.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes, included in this Form 10-QSB filing. The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy; the Company’s anticipated R&D and A&P expenses during some or all of fiscal 2007; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next three to four months; our plans to raise debt and equity financing; our planned reduction of expenses so that we can stretch our cash to last for three to four months or possibly longer resulting in decreased revenues due to reduced advertising and promotion. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; our ability to effectively reduce cash expenses quickly as a contingency as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors” . The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 6, “Management’s Discussion and Analysis or Plan of Operations” of our annual report on Form 10-KSB for the year ended March 31, 2006.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since March 31, 2006.

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

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2006 were $805,714, compared to $88,475 for the same period of fiscal 2005. The year-over-year increase in net sales is due to the launch of our initial product during May 2005 and ramping up our sales efforts subsequently, including substantial direct advertising, especially in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007. Substantially all sales were the result of direct-to-consumer sales activities, and no material amount of wholesale sales or sales to distributors or retailers occurred during the fiscal year. The increase in sales revenue was almost exclusively due to the increase in unit sales and our growth was so extensive as to make any analysis of product mix not meaningful. There was no material price erosion for our product offerings.

Our current growth strategy relies on increased sales in the direct-to-consumer channel, the successful launch of our current products into the retail channel, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements. There can be no assurance that our growth strategy will be successful.

Due to our need to conserve cash, we do not expect our sequential sales growth to continue through the fiscal quarter ending September 30, 2006 as we will be decreasing advertising and promotion expenses.

Our principal market is the United States, which accounts for 99% of all sales. The Company has made a small amount of sales to a distributor in India, but the amount is immaterial.

Our assets are all located in the United States.

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support, shipping costs and charges for excess inventory. Our cost of sales increased 416% from $53,271 to $274,837, largely due to increases in the volume of product we purchased. For the three months ended June 30, 2006, gross profit was $530,877 versus $35,204 in the prior year as the Company only began selling product during May 2005.

	Quarter Ended June 30,
	2006	2005
Net Sales	805,714	88,475
Cost of Sales	274,837	53,271

Gross Profit	530,877	35,204
Gross Margin	66%	40%

Gross margin, which is gross profit as a percent of net sales, was 66% for the three months ended June 30, 2006 and for the twelve months ended March 31, 2006, gross margin was 54%. The improvement in gross margin can be attributed to the economies of scale from the increased sales volumes. Volume purchases at lower costs per unit and the absorption of certain fixed costs enabled the Company to realize increased margins.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. Product development costs increased $898,963 to $942,713 in the three months ended June 30, 2006 as compared to $43,750 for the three months ended June 30, 2005. The increase is due to the $942,713 expense related to the issuance of warrants to the Manufacturer for the exclusive license of the technologies in our current and future products. The expense related to the warrants was calculated using the Black-Scholes option pricing model and thus does not represent any cash payments to the Manufacturer. Absent the non-cash expense associated with the warrant, product development costs were zero during the three months ended June 30, 2006, a decrease of $43,750 as compared to the first quarter of fiscal 2005 when our manufacturing contract called for higher up-front payments as our first product was launched.

We plan to increase product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses (excluding the warrant expense) are likely to increase in the next quarter and throughout the next fiscal year. However, product development expenses as a percentage of net sales may fluctuate.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations and employee related expenses.

Advertising and promotion expenses for the three months ended June 30, 2006 increased $978,858 or 341% from $287,289 to $1,266,147 compared to the same period last year. The increase is primarily attributed to a $522,736 rise in media purchasing and an additional $161,088 of outside sales commission costs. The remaining amount is made up of various other advertising and promotion expenses incurred to support the increased sales level.

Advertising and promotion expenses will increase throughout 2007 as we continue to expand our sales and marketing efforts.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and professional fees such as legal, auditing, and tax services.

SG&A expenses for the three months ended June 30, 2006 increased $370,816 or 279% to $503,689 from $132,873 for the comparable period of last year. This increase can primarily be attributed to increased legal and accounting fees to support the recent merger with Emerging Delta Corporation and being a public company. Professional fees increased by $121,763 or 881% compared to the same period last year. Professional fees are comprised of accounting, which increased from $0 to $65,590 and legal, which increased from $13,707 to $69,627. Other significant increases include headcount and personnel related expenses which increased from $86,368 to $195,757, or a 127% increase. Our stock-based compensation which had previously been $6,000 increased to $78,515 due to the amortization of unvested options granted prior to March 31, 2006, held by officers and directors and due to the expenses incurred with granting partially vested options and warrants to directors.

Other Income, Net

Interest income of $12,170 was earned during the quarter ending June 30, 2006 due to the earnings on cash received during the recent financing.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended June 30, 2006 and June 30, 2005. The Company has generated net operating losses since inception which may be available to reduce future taxable income. As the Company is in the development stage and there is no assurance of future taxable income, a valuation allowance has been recorded to fully offset the deferred tax assets at June 30, 2006.

Financial Condition

Liquidity and Capital Resources

We ended the quarter with $999,170 in cash, cash equivalents, and short-term investments. Our cash and cash equivalents decreased $1,005,455 during the three months ended June 30, 2006 to $999,170 from $2,004,625 at March 31, 2006. The decrease in cash and cash equivalents during the three months ended June 30, 2006 is primarily due to negative cash flows from operating activities.

Our operating activities used cash of $1,245,637 for the three months ended June 30, 2006, compared to cash usage of $637,531 for the same period in the prior fiscal year. The negative cash flows during the first quarter of fiscal 2007 from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to support our significant increase in sales and sales efforts. Our net loss was $2,171,147. Net operating cash flows for the three months ended June 30, 2006 were negatively impacted by non-cash charges for consultant warrant expense and product development costs of $994,206 and $27,022 for FAS 123R stock-based compensation expenses associated with employee options and director warrants. Working capital sources of cash included an increase in accounts payable and accrued expenses of $141,545. Working capital uses of cash included an increase in increase of prepaid royalties of $85,163 in accordance with our technology contracts, and an increase in inventory of $95,855 and an increase of prepaid expenses of $45,897 primarily from prepaid television media for the Company’s commercial.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were $637,531 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $435,305 while working capital uses of cash included an increase in prepaid royalties of $31,250 in accordance with our technology contracts, accounts payable and accrued liabilities of $60,226 and an increase of inventories of $103,426.

The Company used cash in investing activities by purchasing property and equipment totaling $34,818 during the three months ending June 30, 2006. There were no property and equipment purchases in the comparable period in fiscal 2005.

Net cash provided from financing activities during the three months ended June 30, 2006, was $275,000 as the final amounts were received during April 2006 in our recent financing. During the comparable period in fiscal 2006, the Company raised $490,000 from notes payable.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, will be sufficient to meet liquidity and capital requirements only for the next approximately three to four months assuming our advertising monies spent yield approximately the same amount of revenue from new orders. We will reduce our discretionary spending, particularly our advertising and promotion expenses, in order to enable our existing cash to meet our requirements for such or possibly a longer time period. We are therefore currently actively attempting to raise both debt and equity financing. There can be no assurance that we will be successful in our financing efforts, or that any financing raised will be on terms we find to be attractive.

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

Risk Factors

There have been no material changes to the risk factors disclosed in Item 1 of Part I of our Form 10-KSB for the fiscal year ended March 31, 2006, filed on July 13, 2006, which risk factors are hereby incorporated by reference.

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

Based on their evaluation as of the end of the period covered by this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During April 2006, the Company issued 42,500 shares of its common stock for cash proceeds totaling $85,000. At March 31, 2006, the Company had outstanding Subscriptions Receivable totaling $190,000 as to which we received cash payment during April 2006 and issued 95,000 shares of common stock. All of these shares were sold to accredited individual investors, some of whom were already Company shareholders. No commissions were paid and the Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended.

On April 13, 2006, the Company granted stock warrants to purchase 560,000 shares of common stock to the owners of the Manufacture and licensor of the Company’s technology. There was no cash consideration for the warrant grants. The warrants are for a term of 10 years, have an exercise price of $2.00 per share and vest immediately in consideration for the exclusive license of the technologies. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the warrant and any subsequent issuance of the underlying common shares upon its exercise.

Also on May 18, 2006, the Company granted a stock warrant to a consultant to purchase 25,000 shares of common stock in connection with services rendered and to be rendered to the Company. There was no cash consideration for the warrant grant. The warrant is for a term of 10 years, vests quarterly over the three year period following grant, and has an exercise price of $2.00 per share. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the warrant and any subsequent issuance of the underlying common shares upon its exercise.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006, filed herewith beginning on page 25.

10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006, filed herewith beginning on page 26.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 27

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 28

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 29

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2006.

ALCIS HEALTH, INC.

By:	/S/ BRIAN J. BERCHTOLD
Brian J. Berchtold
President and Chief Executive Officer

ALCiS HEALTH, INC.

EXHIBIT INDEX

10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006, filed herewith beginning on page 25.

10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006, filed herewith beginning on page 26.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 27

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 28

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 29

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 30