Form 10QSB
period 2006-09-30
ALCiS Health, Inc.
filed 2006-11-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 9, 2006, there were 8,379,402 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALCiS Health, Inc.

ALCiS Health, Inc.

Consolidated Balance Sheets

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current
Cash and cash equivalents	$307,384	$2,004,625
Inventory	202,587	106,037
Accounts receivable	78,426	20,218
Prepaid royalties	510,874	350,396
Prepaid expenses and other current assets	65,210	80,701

Total current assets	1,164,481	2,561,977

Prepaid royalties, net of current portion	140,000	140,000
Property and equipment, net of accumulated depreciation of $8,317 and $3,567 at September 30, 2006 and March 31, 2006, respectively	37,831	7,763
Other assets	22,140	29,505

Total assets	$1,364,452	$2,739,245

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$564,158	$486,309
Deferred revenue	11,286	15,523

Total current liabilities	575,444	501,832

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 7,279,402 and 7,148,902 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	7,279	7,149
Additional paid-in capital	8,260,140	6,639,576
Common stock subscribed	—	(190,000)
Accumulated deficit	(7,478,411)	(4,219,312)

Total shareholders’ equity	789,008	2,237,413

Total liabilities and shareholders’ equity	$1,364,452	$2,739,245

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue	$533,157	$92,343	$1,338,870	$180,818

Operating expenses
Cost of sales	251,937	39,812	526,774	93,083
Advertising and promotion	707,549	282,001	1,973,696	569,290
Selling, general and administrative	666,131	141,857	1,169,820	274,730
Product development	—	14,806	942,713	58,556

Total operating expenses	1,625,617	478,476	4,613,003	995,659

Operating loss	(1,092,460)	(386,133)	(3,274,133)	(814,841)
Interest income (expense), net	4,525	—	16,695	—
Other income (expense), net	(16)	(22,961)	(1,661)	(29,558)

Total other income (expense), net	4,509	(22,961)	15,034	(29,558)

Net loss available to common shareholders	$(1,087,951)	$(409,094)	$(3,259,099)	$(844,399)

Number of common shares:
Weighted average outstanding, basic and fully diluted	7,194,669	3,659,783	7,186,350	3,700,000

Net loss per common share:
Basic and fully diluted	$(0.15)	$(0.11)	$(0.45)	$(0.23)

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,259,099)	$(844,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	1,359,694	—
Depreciation	4,750	1,987
Changes in operating assets and liabilities:
Inventory	(96,550)	(65,277)
Accounts receivable	(58,208)	897
Prepaid royalties	(160,478)	(91,667)
Prepaid expenses and other current assets	15,491	—
Other assets	7,365	(10,252)
Accounts payable and accrued liabilities	77,849	19,789
Deferred revenue	(4,237)	—

Net cash used in operating activities	(2,113,423)	(988,922)

Cash flows from investing activities:
Purchase of property and equipment	(34,818)	(1,996)

Net cash used in investing activities	(34,818)	(1,996)

Cash flows from financing activities:
Proceeds from issuance of common stock	451,000	677,100

Net cash provided by financing activities	451,000	677,100

Net decrease in cash and cash equivalents	(1,697,241)	(313,818)

Cash and cash equivalents at beginning of period	2,004,625	449,333

Cash and cash equivalents at end of period	$307,384	$135,515

See accompanying notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of ALCiS Health, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of September 30, 2006 and March 31, 2006, results of operations for the three and six months ended September 30, 2006, and September 30, 2005 and the related Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and September 30, 2005. The March 31, 2006 balance sheet was derived from the audited financial statements included in the 2006 annual report on Form 10-KSB.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of ALCiS Health, Inc. for the fiscal year ended March 31, 2006, which were included in the annual report on Form 10-KSB.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

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

Note 2 - Organization and Business (Continued)

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

Prior to September 30, 2006, the Company was in the development stage as it had been primarily engaged in developing its marketing strategy and infrastructure and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007. The Company will finance its operations primarily through its existing cash, future financing and revenues from product sales.

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

Prepaid Royalties

Under the license and manufacturing agreement with the patent owner of the liposomal delivery system used in ALCiS Daily Relief (see Note 5), prepaid royalties consists of the difference between the actual royalties owed and the minimum monthly payment due, when the minimum monthly payment exceeds the actual royalties owed. In addition, certain up-front payments are characterized as prepaid royalties. Prepaid royalties are available to offset future royalties when actual royalties owed exceed the minimum monthly payment due. At that time, the prepaid royalties can be applied to the actual royalties owed and reduce the actual payment to the minimum amount due. The prepaid royalties expire upon the termination of the license and manufacturing agreement.

On a quarterly basis, the Company reviews prepaid royalties to evaluate whether realization of the prepaid royalties is still probable. In its analysis, the Company evaluates the recoverability of the carrying value of prepaid royalties based on (i) current sales levels and trends, (ii) expected future sales levels, and (iii) remaining term of the license and manufacturing agreement. If impairment is indicated, a valuation allowance will be recorded to reduce the carrying value of the prepaid royalties to the amount which the Company believes to be recoverable. Prepaid royalties expected to be realized in the following fiscal year are classified as current assets, with the remaining classified as long-term assets. At September 30, 2006, the Company performed this evaluation and concluded that no impairment exists.

At September 30, 2006 and March 31, 2006 there was $650,874 and $490,396, respectively, recognized in the balance sheet as prepaid royalties. Under the current royalty terms, net qualified sales would have to exceed the monthly minimum sales of $312,500 per month by an aggregate of $8,135,925 and $6,129,950 to fully realize the prepaid royalties recorded at September 30, 2006 and March 31, 2006, respectively.

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

Note 3 - Summary of Significant Accounting Policies (Continued)

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Instead, they are recorded as a current liability. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 60 days and provides an allowance for sales returns during the period in which the sales are made. At September 30, 2006 and March 31, 2006, the reserve for sales returns was $32,120 and $22,730, respectively, and was recorded as an accrued liability.

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

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Earnings (loss) per share is as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Basic and Diluted:
Net loss available to common Shareholders	$(1,087,951)	$(409,094)	$(3,259,099)	$(844,399)

Weighted average shares outstanding	7,194,669	3,659,783	7,186,350	3,700,000

Net loss per share available to common shareholders	$(0.15)	$(0.11)	$(0.45)	$(0.23)

For the periods ended September 30, 2006 and 2005, potential dilutive common shares under the warrant agreements and stock option plan of 2,731,600 and 140,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.

Note 4 - Equity

Common stock

At March 31, 2006, the Company had outstanding Subscriptions Receivable totaling $190,000 which was received in cash during April 2006. This amount represented 95,000 shares of common stock which were then issued.

During April 2006, the Company issued 42,500 shares of its common stock at $2.00 per share for cash proceeds totaling $85,000. As additional consideration, 8,500 warrants to purchase common stock with an exercise price of $2.00 per share and 8,500 warrants to purchase common stock with an exercise price of $3.75 per share. The warrants are exercisable immediately and expire 10 years from the date of issuance.

During September 2006, the Company issued 88,000 shares of its common stock at $2.00 per share for cash proceeds totaling $176,000.

Note 4 - Equity (Continued)

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. At September 30, 2006, there are no shares of preferred stock issued or outstanding.

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

Expense relating to the options and warrants granted to non-employees was $38,374 and $5,759 for the 3 month periods ended September 30, 2006 and 2005, respectively, and was calculated using the Black-Scholes option-pricing model.

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

On July 20, 2006, the Company issued options to certain officers and employees to purchase 365,075 shares of its common stock at an exercise price of $2.00 per share. Of the total, 115,175 options vest immediately and the remainder vest monthly over four years. The options have a term of 10 years. The Company also issued warrants to certain directors to purchase 130,000 shares of its common stock at an exercise price of $2.00 per share. These warrants have a term of 10 years and vest quarterly over three years.

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

	Period ended September 30,
	2006	2005
Expected life (years)	5.71	5.34
Risk-free interest rate	4.3%	4.5%
Dividend yield	—	—
Volatility	121%	121%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $131,916 and $241 for the 3 month periods ended September 30, 2006 and 2005, respectively, and there is $545,181 associated with non-vested awards that will be expensed in the future over a weighted average period of 1.46 years.

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

Under the agreement, the Company pays a royalty on monthly net sales or $25,000 per month, if greater. After December 31, 2008, the minimum monthly royalty of $25,000 increases to $50,000. To the extent that the actual royalties owed based on net monthly sales is less than the minimum monthly payment, the difference is characterized as prepaid royalties. Per the agreement with the Manufacturer, these excess payments are available to offset future royalties when the monthly royalty owed based on net monthly sales exceeds the monthly payment. At that time, the prepaid royalties can be applied to the royalty owed based on net monthly sales to the Manufacturer and reduce the actual payment to the monthly minimum.

Note 5 - Commitments and Contingencies (Continued)

Additionally, the Company is required to pay the Manufacturer a non-refundable prepaid royalty totaling $400,000 of which $250,000 was paid during the year ended March 31, 2006 which is recorded as prepaid royalties on the balance sheet at March 31, 2006. The remaining $150,000 is payable in 18 equal monthly payments of $8,333 with the first payment due July 30, 2006. During April 2006, the Company also granted the Manufacturer warrants to purchase 560,000 shares of the Company’s common stock. The warrants have an exercise price of $2.00 per share, are exercisable immediately and expire 10 years from the date of issue. Expense related to these warrants totaling $942,713 was calculated using the Black-Scholes option pricing model and recorded as product development costs in the Consolidated Statement of Operations.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS Daily Relief. The Manufacturer is currently the Company’s sole provider of ALCiS Daily Relief.

Note 6 - Subsequent Event

During October 2006 the Company issued 1,100,000 shares of its common stock at $2.00 per share for cash proceeds of $2,200,000, recorded net of the direct costs of the offering totaling $198,000. As additional consideration, the Company issued 1,100,000 warrants to purchase common stock with an initial exercise price of $2.30. The warrants are exercisable immediately, expire on December 31, 2011 and have an escalating exercise price as follows:

Months After Issuance	Warrant Price
1 – 6	2.30
7 – 12	3.00
13 – 18	4.00
19 - Term	5.00

Through November 13, 2006, the Company has pending subscriptions for an additional 220,000 shares of its common stock at $2.00 per share with no accompanying warrants.

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

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy; the Company’s anticipated R&D and A&P expenses during some or all of fiscal 2007; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; the anticipation that the available funds and expected cash usage from operations, including an anticipated accounts receivable credit line from a bank, will be sufficient to meet the liquidity and capital requirements during the next twelve months; and our current growth strategy of achieving increased sales in the direct-to-consumer channel, launching our current products into the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an accounts receivable credit line on commercially reasonable terms, our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors” . The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

ALCiS began selling its products in May, 2005, and has realized sequential quarterly revenue growth during fiscal 2006, recognizing approximately 60% of its revenue during the fourth quarter. During the first quarter of fiscal 2007, the Company continued growing revenue over the previous quarter. During the second quarter of fiscal 2007, the Company had a decline in revenue as compared to the previous quarter. This decline was caused from a planned decrease in advertising spending as a precautionary measure to conserve cash while the Company raised additional funds.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2006 were $533,157 compared to $92,343 for the same period in 2005, representing a 477% increase. The year-over-year increase in net sales is due to the launch of our initial product during May 2005 and ramping up our sales efforts subsequently, including substantial direct advertising, especially in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007. Most all sales were the result of direct-to-consumer sales activities, however, the Company did record revenue for a wholesale sale of approximately $70,000. No material sales to distributors or retailers occurred during the fiscal year. The increase in sales revenue compared with the previous year was almost exclusively due to the increase in unit sales and our growth was so extensive as to make any analysis of product mix not meaningful. There was no material price erosion for our product offerings. Net sales decreased $272,556 to $533,157 during the second quarter from $805,713 during the first quarter of fiscal year 2007. Net sales decrease was mostly the result of reduced spending of advertising in order to conserve cash in the second quarter of 2007. As a result, sales for the second quarter dropped by 34% compared to sales of the previous quarter of fiscal year 2007.

Net sales for the six months ended September 30, 2006 were $1,338,870 compared to $180,818 for the same period in 2006, representing a 640% increase. The significant increase in net sales year-over-year was due to the launch of the product during the first two quarters of 2006 and the substantial increases in direct advertising throughout the first two quarters of 2007.

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

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support, shipping costs and charges for excess inventory. Gross profit percentage is at 53% for the second quarter of fiscal year 2007 compared to 66% in the first quarter and declined by 4 % compared to 57% during the same period in the prior fiscal year. The largest portion of this decline can be attributed to a wholesale product sale that had very low margins. The sale was a private label opportunity where future sales will be at more attractive margins. The decline is also due to decreases in the volume of product we purchased and the absorption of certain fixed costs.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net Sales	$533,157	$92,343	$1,338,870	$180,818
Cost of Sales	$251,937	$39,812	$526,774	$93,083

Gross Profit	$281,220	$52,531	$812,096	$87,735
Gross Margin	53%	57%	61%	49%

The gross profit percentage is at 61% for the six months ended September 30, 2006 compared to 49% for the same period in the previous year. The increase in gross margin percentage of 12% is primarily due to the increase in sales volume. As the Company was able to absorb its fixed costs over a larger amount of product purchases and purchase raw materials in larger volumes, the margin improved from better economies of scale.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. The Company incurred zero product development costs during the three months ended September 30, 2006 as compared to $942,713 in the three months ended June 30, 2006 and $14,806 for the three months ended September 30, 2005. The significant expenses incurred in the previous quarter are due to the $942,713 expense related to the issuance of warrants to the Manufacturer for the exclusive license of the technologies in our current and future products. The expense related to the warrants was calculated using the Black-Scholes option pricing model and thus does not represent any cash payments to the Manufacturer. Absent the non-cash expense associated with the warrant, product development costs were zero during the three months ended June 30, 2006 as well.

The Company incurred $942,713 of product development costs in the six months ending September 2006 as compared to $58,556 in the corresponding period in the previous year. The increase was due to significant stock-based compensation from warrants issued to the Manufacturer for the exclusive license of the technologies.

We plan to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses (excluding the warrant expense) are likely to increase in the next quarter and throughout the next fiscal year assuming we are successful in our fundraising efforts of which there can be no assurance. However, product development expenses as a percentage of net sales may fluctuate.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations and employee related expenses.

Advertising and promotion expenses for the three months ended September 30, 2006 increased $425,548 or 151% from $282,001 to $707,549 compared to the same period last year. The increase is primarily attributed to a $169,856 rise in media expense and an additional $86,667 and $47,273 of outside sales commission costs and public relations expenses. The remaining amount is made up of various other advertising and promotion expenses incurred to support the increased sales level. Advertising and promotion expenses for the six months ended September 30, 2006 increased $1,404,406 or 247% from $569,290 to $1,973,696 compared to the same period last year. As with the three month comparison, this increase can also be attributed to increased spending on media costs, outside sales commissions and public relations.

Advertising and promotion expenses declined by $558,598 or 44% sequentially, from $1,266,147 to $707,549. This decline was due to our choosing to reduce these expenses to conserve cash while we attempted to conduct a financing.

Assuming we are successful in our fundraising, and our cash flow permits, the Company has plans to further expand its sales and marketing initiatives in the next several quarters including increased headcount, ramp up in direct to consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and professional fees such as legal, auditing, and tax services.

SG&A expenses for the three months ended September 30, 2006 increased $524,274 or 370% to $666,131 from $141,857 for the comparable period of last year. This increase is largely attributable to increased headcount and personnel related expenses which increased from $85,015 to $189,150, or a 122% increase. Other increases include travel and professional fees which together contributed to a 187% increase year over year from $29,095 to $83,593. Our stock-based compensation which had previously been $6,000 increased to $338,468 due to the amortization of unvested options granted prior to June 30, 2006, held by officers and directors and due to the expenses incurred with granting partially vested options and warrants to directors and employees. SG&A expenses increased by $162,442 or 32% sequentially, from $503,689 to $666,131 mainly due to warrants and options issued to directors and employees during the second quarter of fiscal 2007.

SG&A expenses for the six months ended September 30, 2006 increased $895,090 or 326% to $1,169,820 from $274,730 for the comparable period of last year. The primary increase was due to stock-based compensation which increased from $12,000 in the previous year to $416,983 in the current year. Salaries increased $213,079 year over year and other significant expenses were in the areas of legal fees, and other administrative costs associated with the Company’s public filings.

Other Income, Net

Interest income of $4,525 and $16,695 was earned during the three and six month periods ending September 30, 2006.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended September 30, 2006 and September 30, 2005. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Liquidity and Capital Resources

We ended the quarter with $307,384 in cash, cash equivalents, and short-term investments. Our cash and cash equivalents decreased $1,697,241 during the six months ended September 30, from $2,004,625 at March 31, 2006. The decrease is mainly attributed to negative cash flows from operating activities.

Our operating activities used cash of $2,113,423 for the six months ended September 30, 2006, compared to cash usage of $988,922 for the same period in the prior fiscal year. The negative cash flows during the first two quarters of fiscal 2007 from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to support our significant increase in sales and sales efforts. Our net loss was $3,259,099, which includes non-cash charges for consultant warrant expense and product development costs of $1,032,580 and FAS 123R stock-based compensation expenses associated with employee options and director warrants of $327,114. Working capital sources of cash included an increase in accounts payable and accrued expenses of $77,849. Working capital uses of cash included an increase of prepaid royalties of $160,478 in accordance with our technology contracts, and an increase in inventory of $96,550 and a decrease of prepaid expenses of $15,491.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were $988,922 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $844,399 while working capital uses of cash included an increase in prepaid royalties of $91,667 in accordance with our technology contracts, accounts payable and accrued liabilities of $19,789 and an increase of inventories of $65,277.

The Company used cash in investing activities by purchasing property and equipment totaling $34,818 during the six months ending September 30, 2006 compared to $1,996 the same period last fiscal year.

Net cash provided from financing activities during the six months ended September 30, 2006, was $451,000 as the final amounts were received during April 2006 from the merger and we began our next round of financing in September, raising $176,000 during September, 2006 at $2.00 per share. All amounts from financing activities were the result of the sale of the Company’s common stock.

Our future operating results will depend significantly on our ability to sell products thru direct-to-consumer channel, the successful launch into the retail channel, and doctor sampling programs. We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, will be sufficient to meet liquidity and capital requirements only for the next approximately six months assuming our advertising monies spent yield approximately the same amount of revenue from new orders. We remain committed to product development in new and emerging technologies to meet our customers needs for pain relief.

Subsequent to September 30, 2006, ALCiS successfully raised $2,200,000. Total commissions paid were $198,000 meaning that our net proceeds were $2,002,000. The Company believes that its cash on hand as of November 13, 2006, plus the cash expected to be generated from operations, assuming the Company secures an accounts receivable credit line, will be sufficient to meet the Company’s liquidity and capital requirements during the next twelve months. Nonetheless, the Company is continuing its financing activities and has $440,000 worth of pending stock subscriptions, with a planned cumulative maximum offering size of $5,000,000 at $2.00 per common share. There can be no assurance that the Company will raise any further proceeds from its financing efforts or that any monies raised will be on terms that the Company finds to be attractive.

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

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 20, 2006, the Company granted stock warrants to three outside directors (all of whom are accredited investors) to purchase a total of 130,000 shares of common stock in connection with services rendered and to be rendered to the Company. There was no cash consideration for the warrant grant. The warrants are for a term of 10 years, vest quarterly over the three year period following grant, and have an exercise price of $2.00 per share. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the warrants and any subsequent issuance of the underlying common shares upon their exercise.

On July 20, 2006, the Company granted stock options to three of the Company’s executives (all of whom are accredited investors) to purchase a total of 365,075 shares of common stock in connection with services rendered and to be rendered to the Company. There was no cash consideration for the option grant and the options are for a term of 10 years. Of the total options granted, 115,075 vest immediately and the remainder vest monthly over a four year period, and have an exercise price of $2.00 per share. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the options and any subsequent issuance of the underlying common shares upon their exercise.

During September 2006, the Company issued 88,000 shares of its common stock for cash proceeds totaling $176,000. These shares were sold at $2.00 per share primarily to ALCiS directors and current individual shareholders. All of these shares were sold to accredited individual investors, some of whom were already Company shareholders, all of whom are accredited investors. No commissions were paid and the Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

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