Form 10QSB
period 2006-12-31
ALCiS Health, Inc.
filed 2007-02-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 000-51925

ALCiS HEALTH, INC.

A DELAWARE CORPORATION

IRS EMPLOYER IDENTIFICATION NO. 72-1235451

2001 Gateway Place, Suite 520W

San Jose, CA 95110

408-437-1060

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

As of February 2, 2007, there were 8,936,902 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALCiS Health, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited)	(restated)
Assets
Current
Cash and cash equivalents	$2,468,970	$2,004,625
Inventory	153,354	106,037
Accounts receivable	19,466	20,218
Prepaid expenses and other current assets	160,867	80,701

Total current assets	2,802,657	2,211,581

Property and equipment, net of accumulated depreciation of $11,140 and $3,567 at December 31, 2006 and March 31, 2006, respectively	47,612	7,763
Other assets	77,441	29,505

Total assets	$2,927,710	$2,248,849

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$457,743	$486,309
Deferred revenue	18,979	15,523

Total current liabilities	476,722	501,832

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 8,899,402 and 7,148,902 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	8,899	7,149
Additional paid-in capital	11,508,049	6,639,576
Common stock subscribed	—	(190,000)
Accumulated deficit	(9,065,960)	(4,709,708)

Total shareholders’ equity	2,450,988	1,747,017

Total liabilities and shareholders’ equity	$2,927,710	$2,248,849

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue	$380,293	$123,471	$1,719,164	$304,289

Operating expenses
Cost of sales	132,583	52,089	659,357	145,171
Advertising and promotion	566,409	353,863	2,540,105	923,153
Selling, general and administrative	556,409	185,652	1,726,230	460,383
Product development	78,906	165,644	1,182,097	315,867

Total operating expenses	1,334,307	757,248	6,107,789	1,844,574

Operating loss	(954,014)	(633,777)	(4,388,625)	(1,540,285)

Interest income (expense), net	17,339	—	34,034	—
Other income (expense), net	—	(31,925)	(1,660)	(61,483)

Total other income (expense), net	17,339	(31,925)	32,374	(61,483)

Net loss available to common shareholders	$(936,675)	$(665,702)	$(4,356,251)	$(1,601,768)

Number of common shares:
Weighted average outstanding, basic and fully diluted	8,346,407	3,659,783	7,573,017	3,700,000

Net loss per common share:
Basic and fully diluted	$(0.11)	$(0.18)	$(0.58)	$(0.43)

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,356,251)	$(1,601,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	1,576,240	18,000
Capitalized interest expense	—	60,063
Depreciation	7,573	2,926
Changes in operating assets and liabilities:
Inventory	(47,317)	(43,783)
Accounts receivable	752	(2,154)
Prepaid expenses and other current assets	(80,166)	—
Due from related party	—	897
Other assets	(47,936)	(20,889)
Accounts payable and accrued liabilities	(28,566)	33,319
Deferred revenue	3,456	—

Net cash used in operating activities	(2,972,215)	(1,553,389)

Cash flows from investing activities:
Purchase of property and equipment	(47,422)	(1,995)

Net cash used in investing activities	(47,422)	(1,995)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,483,982	100
Proceeds from notes payable	—	1,830,000

Net cash provided by financing activities	3,483,982	1,830,100

Net increase in cash and cash equivalents	464,345	274,716

Cash and cash equivalents at beginning of period	2,004,625	449,333

Cash and cash equivalents at end of period	$2,468,970	$724,049

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of ALCiS Health, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the statements of financial position as of December 31, 2006 and March 31, 2006, results of operations for the three and nine months ended December 31, 2006, and December 31, 2005 and the related Consolidated Statements of Cash Flows for the nine months ended December 31, 2006 and December 31, 2005. The March 31, 2006 balance sheet was derived from the audited financial statements included in the 2006 annual report on Form 10-KSB.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for any future periods.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 2 - Organization and Business (Continued)

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company charges to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company does not record an asset for prepaid royalties available for future sales. (see Note 6)

Property and equipment

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 3 - Summary of Significant Accounting Policies (Continued)

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Instead, they are recorded as a current liability. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 60 days and provides an allowance for sales returns during the period in which the sales are made. At December 31, 2006 and March 31, 2006, the reserve for sales returns was $32,120 and $22,730, respectively, and was recorded as an accrued liability.

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

Stock based compensation

Since inception the Company has accounted for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payments”, whereby the cost of share based payments to employees and directors, including grants of employee stock options and director warrants, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide service in order for the award to vest, which is called the requisite service period. No compensation cost is recognized for equity instruments for which employees or directors do not render the requisite service. The grant date fair value of employee share options, director warrants, and similar instruments is estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments. The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Earnings (loss) per share is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Basic and Diluted:
Net loss available to common Shareholders	$(936,675)	$(665,702)	$(4,356,251)	$(1,601,768)

Weighted average shares outstanding	8,346,407	3,659,783	7,573,017	3,700,000

Net loss per share available to common shareholders	$(0.11)	$(0.18)	$(0.58)	$(0.43)

For the periods ended December 31, 2006 and 2005, potential dilutive common shares under the warrant agreements and stock option plan of 4,160,100 and 140,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 3 - Summary of Significant Accounting Policies (Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.

Note 4 - Equity

Common stock

At March 31, 2006, the Company had outstanding Subscriptions Receivable totaling $190,000 which was received in cash during April 2006. This amount represented 95,000 shares of common stock which were then issued.

During April 2006, the Company issued 42,500 shares of its common stock at $2.00 per share for cash proceeds totaling $85,000. As additional consideration, the Company granted the investor 8,500 warrants to purchase common stock with an exercise price of $2.00 per share and 8,500 warrants to purchase common stock with an exercise price of $3.75 per share. The warrants are exercisable immediately and expire 10 years from the date of issuance.

During September 2006, the Company issued 88,000 shares of its common stock at $2.00 per share for cash proceeds totaling $176,000.

During the third quarter of fiscal year 2007, the Company issued 1,620,000 shares of its common stock at $2.00 per share for cash proceeds of $3,240,000, recorded as $3,033,000 net of the direct costs of the offering totaling $207,000. As additional consideration, the Company issued the investors 1,325,000 warrants to purchase common stock with an initial exercise price of $2.30. The warrants are exercisable immediately, expire on December 31, 2011 and escalate in price every six months as follows:

Months	Warrant Price
1 – 6	$2.30
7 – 12	$3.00
13 – 18	$4.00
19 – Term	$5.00

The Company also granted the placement agent warrants to purchase 103,500 shares of its common stock expiring on December 31, 2011, with an exercise price of $2.30 per share. Using the Black-Scholes option-pricing model, the fair value of the warrants issued to the placement agent totaled $120,505. This was calculated using an expected life of 2.5 years, a risk-free interest rate of 4.3% and a volatility rate of 104%. Because the value of these warrants is a non-cash item, there is no effect on the net amount of proceeds received and recorded as common stock.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 4 - Equity (Continued)

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. At December 31, 2006, there are no shares of preferred stock issued or outstanding.

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

Expense relating to the options and warrants granted to non-employees was $143,550 and $6,000 for the three month periods ended December 31, 2006 and 2005, respectively, and was calculated using the Black-Scholes option-pricing model.

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

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

	Period ended December 31,
	2006	2005
Expected life (years)	5.63	5.34
Risk-free interest rate	4.3%	4.5%
Dividend yield	—	—
Volatility	104%	121%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 4 - Equity (Continued)

Expense relating to the options and warrants granted to directors was $45,846 and $241 for the three month periods ended December 31, 2006 and 2005, and $204,784 and $723 for the nine month periods ended December 31, 2006 and 2005, respectively, and there is $491,740 associated with non-vested awards that will be expensed in the future over a weighted average period of 1.34 years.

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

Under the agreement, the Company pays a royalty on monthly net sales or $25,000 per month, if greater. After December 31, 2008, the minimum monthly royalty of $25,000 increases to $50,000. To the extent that the actual royalties owed based on net monthly sales is less than the minimum monthly payment, the difference is available to offset future royalties, however, these royalties are not capitalized in the Company’s balance sheet. Per the agreement with the Manufacturer, these excess payments are available to offset future royalties when the monthly royalty owed based on net monthly sales exceeds the monthly payment.

At that time, the prepaid royalties can be applied to the royalty owed based on net monthly sales to the Manufacturer and reduce the actual payment to the monthly minimum.

Additionally, the Company is required to pay the Manufacturer a non-refundable prepaid royalty totaling $400,000 of which $250,000 was paid during the year ended March 31, 2006. The remaining $150,000 is payable in 18 equal monthly payments of $8,333 with the first payment due July 30, 2006. During April 2006, the Company also granted the Manufacturer warrants to purchase 560,000 shares of the Company’s common stock. The warrants have an exercise price of $2.00 per share, are exercisable immediately and expire 10 years from the date of issue. Expense related to these warrants totaling $942,713 was calculated using the Black-Scholes option pricing model and recorded as product development costs in the Consolidated Statement of Operations.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS Daily Relief. The Manufacturer is currently the Company’s sole provider of ALCiS Daily Relief.

Note 6 - Change in Method of Accounting for Prepaid Royalties

On February 14, 2007, the Company decided to change the method by which it accounts for prepaid royalties relating to its technology license retroactive to its first prepaid royalty payment during fiscal 2005. The financial statements in this fiscal 2007 third quarter Form 10-QSB reflect this change. This change has no impact on the Company’s cash position or its future obligations under its technology license.

Throughout the time period since the first payment was made, the Company had recorded these prepaid royalties as an asset on the balance sheet and thereafter had expensed these prepaid royalties, and correspondingly had decreased its prepaid royalty asset, by any royalties that would otherwise be due as a result of current sales but for the availability of these prepaid royalties. Initially, the Company estimated that these prepaid amounts would be applied to sales at a rate faster than has actually occurred. Because of the limited sales history, the Company on February 14, 2007, decided to take what it considers to be a more conservative approach and charge to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company has also elected to adjust its previously reported financial statements to effect this change as if the Company had applied this new policy when the first prepayment was made in fiscal 2005. As a result, prepaid royalties on the Company’s balance sheet have been eliminated.

The Company continues to believe that ultimately all the prepaid royalties will be applied to future sales as the royalty applies to the majority of the Company’s current sales and anticipated future sales. Although this change is being made in the Company’s financial statements, the amounts are still available to offset future royalties due under the Company’s license agreement. As a result, the Company’s future profit in any period

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 6 - Change in Method of Accounting for Prepaid Royalties (Continued)

will be higher than they would have been under the Company’s prior method of accounting to the extent that these prepaid royalties are applied to reduce royalties that would otherwise have been due during that period.

The Company will be restating its financial statements for the relevant periods during fiscal year 2005, 2006, and fiscal 2007 and will in the near-term be amending its Form 10-KSB for fiscal 2006, its Forms 10-QSB for the first two quarters of fiscal 2007, and its Form 8-K dated March 31, 2006, filed with the SEC on April 6, 2006, which contains Registrant’s financial statements for the fiscal year ended March 31, 2005.

The effect of this change in the method by which the Company accounts for prepaid royalties relating to its technology license on previously reported periods is described in more detail below:

ALCiS Health, Inc.

Condensed Balance Sheet

Prior Period Effect of Prepaid Royalties

As Previously Reported	March 31, 2005	March 31 2006	June 30, 2006	September 30, 2006
Prepaid royalties, current portion	$83,333	$350,396	$435,559	$510,874

Prepaid royalties, net of current portion	$—	$140,000	$140,000	$140,000

Accumulated deficit	$(1,308,584)	$(4,219,312)	$(6,390,459)	$(7,478,411)

As Adjusted
Prepaid royalties, current portion	$—	$—	$—	$—
Prepaid royalties, net of current portion	$—	$—	$—	$—

Accumulated deficit	$(1,391,917)	$(4,709,708)	$(6,966,018)	$(8,129,285)

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Note 6 - Change in Method of Accounting for Prepaid Royalties (Continued)

ALCiS Health, Inc.

Condensed Statement of Operations

Prior Period Effect of Prepaid Royalties

As Previously Reported	Year Ended March 31, 2005	Year Ended March 31, 2006	Three months Ended June 30, 2006	Three months Ended September 30, 2006	Six months Ended September 30, 2006
Product development	$116,667	$58,556	$942,713	$—	$942,713

Net loss available to common shareholders	$(1,308,584)	$(2,910,728)	$(2,171,147)	$(1,087,951)	$(3,259,099)

Net loss per common share:
Basic and fully diluted	$(0.35)	$(0.79)	$(0.30)	$(0.15)	$(0.45)

As Adjusted
Product development	$200,000	$465,619	$1,027,876	$75,315	$1,103,191

Net loss available to common shareholders	$(1,391,917	$(3,317,791)	$(2,256,310)	$(1,163,267)	$(3,419,577)

Net loss per common share:
Basic and fully diluted	$(0.38)	$(0.90)	$(0.31)	$(0.16)	$(0.47)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes, included in this Form 10-QSB filing. The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy of achieving increased sales in the direct-to-consumer channel, launching our current products into the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements; our expectation for increased fourth quarter revenues resulting from planned increased advertising; the Company’s future anticipated R&D and A&P expenses; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for the next fiscal year; the anticipation that the available funds and expected cash usage from operations, including an anticipated accounts receivable credit line from a bank, will be sufficient to meet the liquidity and capital requirements during the next twelve months; and our strategy of introducing and marketing new products and technologies that meet our customers’ requirements. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an accounts receivable credit line on commercially reasonable terms, our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors” . The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since March 31, 2006 except that the Company has changed the method by which it accounts for prepaid royalties relating to its technology license. The change was described in a Form 8-K dated and filed with the SEC on February 14, 2007 and is noted in Note 3 – Summary of Significant Accounting Policies in the financial statements.

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

ALCiS began selling its products in May, 2005, and realized sequential quarterly revenue growth during fiscal 2006, recognizing approximately 60% of its revenue during the fourth quarter. During the first quarter of fiscal 2007, the Company continued growing revenue over the previous quarter. During the second and third quarters of fiscal 2007, the Company had declines in revenue as compared to the previous quarter primarily due a planned decrease in advertising spending as a precautionary measure to conserve cash while the Company raised additional funds.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2006 were $380,293 compared to $123,471 for the same period in 2005. The year-over-year increase in net sales is due to the launch of our initial product during May 2005 and ramping up our sales efforts subsequently, including substantial direct advertising, especially in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007. No material sales to distributors or retailers occurred during the fiscal year. The increase in sales revenue compared with the previous year was almost exclusively due to the increase in unit sales and our growth was so extensive as to make any analysis of product mix not meaningful. There was no material price erosion for our product offerings. Net sales decreased $152,864 to $380,293 sequentially during the third quarter from $533,157. The decrease was mostly the result of reduced spending of advertising in order to conserve cash while the Company raised additional funds. As a result, sales for the third quarter dropped by 29% compared to sales of the previous quarter of fiscal year 2007. We have now completed our next round of fund-raising and intend to increase our advertising spending which we would expect to result in increased sales during the fourth quarter of fiscal 2007.

Net sales for the nine months ended December 31, 2006 were $1,719,164 compared to $304,289 for the same period in 2005, representing a 465% increase. The significant increase in net sales year-over-year was due to the launch of the product during the first two quarters of 2006 and the substantial increase in direct advertising throughout the three quarters of 2007.

Our current growth strategy relies on increased sales in the direct-to-consumer channel, the successful launch of our current products into the retail channel, professional medical programs, and doctor sampling programs and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements. We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. There can be no assurance that our growth strategy will be successful.

Our principal market is the United States, which accounts for 99% of all sales. The Company has made a small amount of sales to a distributor in India and China, but the amount is immaterial.

Our assets are all located in the United States.

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support, shipping costs and charges for excess inventory.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Net Sales	$380,293	$123,471	$1,719,164	$304,289
Cost of Sales	$132,583	$52,089	$659,357	$145,171

Gross Profit	$247,710	$71,382	$1,059,807	$159,118
Gross Margin	65%	58%	62%	52%

For the three months ended December 31, 2006, the gross profit percentage is at 65% compared to 58% for the same period in the previous year. For the nine months ended December 31, 2006, the gross profit percentage is at 62% compared to 52% for the same period in the previous year. These increases in gross margin percentage of 7% and 10%, respectively, are primarily due to the increase in sales volume. As the Company was able to absorb its fixed costs over a larger amount of product purchases and purchase raw materials in larger volumes, the margin improved from better economies of scale.

Gross profit as a percentage also increased during the third quarter of fiscal year 2007 to 65% compared to 53% in the second quarter. The largest portion of this increase is attributed to a wholesale product sale that had a very low margin in the second quarter. The sale was an initial private label opportunity where future sales will be at more attractive margins.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. The Company incurred $78,906 in product development costs during the three months ended December 31, 2006 as compared to $75,314 in the previous quarter and $165,644 in the three months ended December 31, 2005. The decrease from the corresponding quarter in fiscal year 2005 is due to certain up front payments specifically called out in the contract with our manufacturer. The Company incurred $1,182,097 of product development costs in the nine months ending December 2006 as compared to $315,867 in the corresponding period in the previous year. The increase was due to significant stock-based compensation from warrants issued to the manufacturer for the exclusive license of the technologies for $942,713 and $239,394 was due to the monthly royalty payments in accordance with our technology contracts. The expense related to the warrants was calculated using the Black-Scholes option pricing model and thus does not represent any cash payments to the manufacturer.

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

Advertising and promotion expenses for the three months ended December 31, 2006 were $566,409 and decreased by $141,140 or 20% from $707,549 in the previous quarter but increased 60% from $353,863 the same period last fiscal year. The quarter-over-quarter decrease is attributed to the reduction in media expenditures to conserve cash while the year-over-year increase is primarily attributed to increased headcount, outside sales commission costs, public relations, and rise in media expenditure.

During the nine months ending December 31, 2006, the Company incurred $2,540,105 in advertising and promotion expenses, a 175% increase from $923,153 in the same period last fiscal year, with the increase due primarily to increased headcount, outside sales commission costs, public relations, and rise in media expenditures.

The Company has plans to further expand its sales and marketing initiatives in the next several quarters including increased headcount, ramp in direct to consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and professional fees such as legal, auditing, and tax services.

SG&A expenses for the three months ended December 31, 2006 increased $370,757 or 200% to $556,409 from $185,652 for the comparable period of last year. Other than a $210,545 increase in stock-based compensation discussed in the following paragraph, this increase is largely attributable to increased headcount and personnel related expenses which increased from $81,328 to $208,336, or a 156% increase. Other increases include travel and professional fees which together contributed to a 32% increase year over year from $57,450 to $75,652. SG&A expenses decreased by $109,722 or 16% sequentially, from $666,131 to $556,409 mainly due to full vesting of warrants and options issued to directors and employees during the second quarter of fiscal 2007. SG&A expenses for the nine months ended December 31, 2006 increased $1,265,847 or 275% to $1,726,230 from $460,383 for the comparable period of last year. Other than a $615,528 increase in stock-based compensation discussed in the following paragraph, this increase is largely attributable to additional personal and related expenses to support the ramp up of revenue and the legal, accounting and other costs necessary to support the Company’s public company status.

Our stock-based compensation included in SG&A expense of $6,000 during the third quarter of the previous year, or 3% of our total SG&A expense, increased to $216,545, or 39% of our total SG&A expense, due to the amortization of unvested options granted prior to September 30, 2006, held by officers and directors and due to the expenses incurred with granting partially vested options and warrants to directors and employees. Compared to the same period in fiscal year 2006, the stock-based compensation expense contributed to 37% of the total SG&A expense or $633,528 during the nine months ending December 31, 2006 versus 4% or $18,000 during the nine months ending December 31, 2005.

Other Income, Net

Interest income of $17,339 and $34,034 was earned during the three and nine month periods ending December 31, 2006, whereas we earned no interest in comparable periods during fiscal 2005.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended December 31, 2006 and December 31, 2005. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Liquidity and Capital Resources

We ended the quarter with $2,468,970 in cash, cash equivalents, and short-term investments compared to $307,384 in the previous quarter. The significant increase in our cash balance was primarily attributed to the sale of common stock totaling $3,240,000 during the third quarter of fiscal year 2007.

Our operating activities used cash of $2,972,215 for the nine months ended December 31, 2006, compared to cash usage of $1,553,389 for the same period in the prior fiscal year. The negative cash flows during the three quarters of fiscal 2007 from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to support our significant increase in sales and sales efforts. Our net loss was $4,356,251, which includes non-cash charges for consultant warrant expense and product development costs of $1,176,130 and FAS 123R stock based compensation expenses associated with employee options and director warrants of $400,110. Accounts payable and accrued liabilities and prepaid expenses have also decreased by $28,566 and $80,166, respectively during the nine months ending December 31, 2006.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were $1,553,389 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $1,601,768 while working capital uses of cash included a decrease in accounts payable and accrued liabilities of $33,319 that partially offset the increase of inventories of $43,783.

The Company used cash in investing activities by purchasing property and equipment totaling $47,422 during the nine months ending December, 2006 compared to $1,995 the same period last fiscal year.

Net cash provided from financing activities during the nine months ended December 31, 2006, was $3,483,982 as the final amounts were received during April 2006 from the merger and our financing in the third quarter of fiscal year 2007. All amounts from financing activities were the result of the sale of the Company’s common stock at $2.00 per share, in some cases accompanied by warrants.

Subsequent to December 31, 2006, ALCiS raised an additional $75,000 from the sale of common stock. The Company believes that its cash on hand as of December 31, 2006, plus the cash expected to be generated from operations, assuming the Company secures an accounts receivable credit line, will be sufficient to meet the Company’s liquidity and capital requirements during the next twelve months. There can be no assurance that the Company will be able to obtain an accounts receivable credit line, in which case the Company would need to raise additional equity financing during the next twelve months. There can be no assurance that the Company will raise any further proceeds from its financing efforts or that any monies raised will be on terms that the Company finds to be attractive.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. Additionally the Company is required to pay the manufacturer a non-refundable prepaid royalty totaling $150,000 payable in 18 monthly payments of $8,333 with the first payment due July 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of fiscal year 2007, the Company issued 1,620,000 of its common shares to directors and current individual shareholders. These shares were sold at $2.00 per share for cash proceeds totaling to $3,240,000. All of these shares were sold to accredited individual investors, some of whom were already Company shareholders. As additional consideration, the Company issued 1,325,000 warrants to purchase common stock with an initial exercise price of $2.30, which increases to $3.00 after six months, $4,00 after one year, and $5.00 after eighteen months. These warrants are exercisable immediately and expire on December 31, 2011. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the sale of these shares, the grant of these warrants, and for any subsequent issuance of the underlying common shares upon their exercise.

On December 31, 2006, the Company granted warrants to purchase 103,500 shares of common stock to the placement agent who assisted the Company in raising funds during the third quarter of 2006. There was no cash consideration for the warrant grant. The warrants are for a term of 5 years, have an exercise price of $2.30 per share and are exercisable immediately. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the warrants and any subsequent issuance of the underlying common shares upon their exercise.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2007.

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