Form 10KSB/A
period 2006-03-31
ALCiS Health, Inc.
filed 2007-07-03
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

As of June 30, 2006, there were 7,191,402 outstanding shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

Note A: Based upon the $2.00 price in the most recent transaction involving the sale of the Company’s common stock as there is no active trading market.

Total Number of Pages: 48

Exhibit Index is on Page 44

Explanatory Note: This Amendment is being filed in order to amend the audited and unaudited financial statements and related footnotes in Item 7 in various manners relating to the Company’s change in method of accounting for prepaid royalties. Item 1 and Item 6 have also been amended as several references to the Company’s financial statements had changed.

On February 14, 2007, the Company decided to change the method by which it accounts for prepaid royalties relating to its technology license retroactive to its first prepaid royalty payment during fiscal 2005. The financial statements in this Form 8-K reflect this change. This change had no impact on the Company’s cash position or its future obligations under its technology license.

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

The Company continues to believe that ultimately all the prepaid royalties will be applied to future sales as the royalty applies to the majority of the Company’s current sales and anticipated future sales. Although this change is being made in the Company’s financial statements, the amounts are still available to offset future royalties due under the Company’s license agreement. As a result, the Company’s future profit in any period will be higher than it would have been under the Company’s prior method of accounting to the extent that these prepaid royalties are applied to reduce royalties that would otherwise have been due during that period.

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

ALCiS’ principal business is researching, developing, marketing and distributing body therapy solutions, including but not limited to the area of pain management products such as topical analgesics. Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the granting of four trademarks, the development of five products and related proprietary formulations, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities. ALCiS began shipping product in fiscal 2006, and through March 31, 2006, had revenues of approximately $750,000. ALCiS is a development stage company and has lost approximately $4.7 million from inception through March 31, 2006.

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

Product Development

From inception through March 31, 2005, and during the twelve-month period ended March 31, 2006, the Company spent approximately $200,000 and $465,619, respectively, on product development activities.

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

Since ALCiS-CA commenced its operations in 2004, ALCiS-CA has incurred substantial operating losses. For the period April 1, 2005 through March 31, 2006, ALCiS-CA had a net loss of $3,317,791. ALCiS-CA’s losses from operations have resulted in an accumulated deficit of $4,709,708 at March 31, 2006. ALCiS expects that its operating expenses will outpace revenues for the near future and result in continued losses. ALCiS’ long-term viability, profitability and growth will depend upon successful commercialization of initial products and the development and commercialization of new products relative to its business plan. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. There is no assurance that ALCiS will ever obtain profitability which may lead to the loss of your entire investment.

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

Part II

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

Prepaid Royalties

Under the license and manufacturing agreement with the patent owner of the liposomal delivery system used in ALCiS Daily Relief, prepaid royalties consists of the difference between the actual royalties owed and the minimum monthly payment due, when the minimum monthly payment exceeds the actual royalties owed. In addition, certain up-front payments are characterized as prepaid royalties. Prepaid royalties are available to offset future royalties when actual royalties owed exceed the minimum monthly payment due. At that time, the prepaid royalties can be applied to the actual royalties owed and reduce the actual payment to the minimum amount due. The prepaid royalties expire upon the termination of the license and manufacturing agreement.

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

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. In absolute dollars, product development expenses in the twelve months ended March 31, 2006 increased to

$465,619 compared to $200,000 for the twelve months ended March 31, 2005. The increase is primarily due to the fact that as our first product was launched the manufacturing contract called for higher up front prepaid royalty payments which we expensed.

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

Financial Condition

Overview

We ended fiscal 2006 with $2,004,625 in cash, cash equivalents, and short-term investments. This represents an increase of $1,555,292 when compared with the amount of $449,333 on March 31, 2005. As of March 31, 2006, working capital, current assets less current liabilities, was $1,709,749 an increase of $2,101,081 from negative $391,332 as of March 31, 2005. The increase in working capital was mostly the result of cash generated from the Company’s recent financing. However, our operating activities used cash of $2,088,652 for the twelve months ended March 31, 2006, and we expect our cash usage to increase as we grow our revenues and increase our operating expenses. As a result, we are currently seeking debt and equity financing in the next three to six months. There can be no assurance that we will be successful in raising financing or that any financing we obtain will be on terms we find attractive.

Liquidity and Capital Resources

Our cash and cash equivalents increased $1,555,292 during the twelve months ended March 31, 2006 to $2,004,625 from $449,333 at March 31, 2005. The increase in cash and cash equivalents during the twelve months ended March 31, 2006 is due to cash raised in financing activities of $3,649,606; offset by negative cash flows from operating activities of $2,088,652.

Our operating activities used cash of $2,088,652 for the twelve months ended March 31, 2006, compared to cash usage of $1,295,611 for the same period in the prior fiscal year. The negative cash flows from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to launch our products. Net operating cash flows for the twelve months ended March 31, 2006 were negatively impacted by non-cash charges for capitalized interest, consultant option expense and loss on extinguishment of debt. Working capital sources of cash included an increase in accounts payable and accrued expenses of $268,446. Working capital uses of cash included an increase of accounts receivable of $20,218 and an increase of prepaid expenses of $80,701 primarily from prepaid television media for the Company’s commercial.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were primarily attributable to developing its line of products and marketing plan. Net operating cash flows were negatively impacted by non-cash charges of $14,065 for consultant option expense. Working capital sources of cash included an increase in accounts payable and accrued expenses of $217,863. Working capital uses of cash included an increase of inventories of $123,214.

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

As discussed in note 9, the accompanying consolidated financial statements have been restated.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

June 20, 2006 (except for notes 2, 6, and 9 as to

which the date is February 14, 2007)

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,
	2006	2005
	(As Restated, See Note 9)	(As Restated, See Note 9)
Assets
Current
Cash and cash equivalents	$2,004,625	$449,333
Inventory	106,037	123,214
Accounts receivable	20,218	—
Prepaid expenses and other current assets	80,701	—
Due from related party	—	5,984

Total current assets	2,211,581	578,531

Property and equipment, net of accumulated depreciation of $3,567 and $2,431 at March 31, 2006 and 2005, respectively	7,763	8,325
Other assets	29,505	8,855

Total assets	$2,248,849	$595,711

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$486,309	$217,863
Deferred revenue	15,523	—
Notes payable	—	752,000

Total current liabilities	501,832	969,863

Commitments and contingencies
Shareholders’ equity (deficit)
Common stock; $0.001 par value, 20,000,000 shares authorized, 7,148,902 and 3,700,000 shares issued and outstanding at March 31, 2006 and 2005, respectively	7,149	3,700
Preferred stock	—	1,000,000
Additional paid-in capital	6,639,576	14,065
Common stock subscribed	(190,000)	—
Accumulated deficit during the development stage	(4,709,708)	(1,391,917)

Total shareholders’ equity (deficit)	1,747,017	(374,152)

Total liabilities and shareholders’ equity (deficit)	$2,248,849	$595,711

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended March 31, 2006 (As Restated, See Note 9)	Period from April 13, 2004 (date of inception) to March 31, 2005 (As Restated, See Note 9)	Cumulative Amounts from April 13, 2004 (date of inception) to March 31, 2006 (As Restated, See Note 9)
Revenue	$757,219	$—	$757,219

Operating expenses
Cost of sales	345,354	—	345,354
Advertising and promotion	1,631,019	806,873	2,437,892
Selling, general and administrative	949,298	389,107	1,338,405
Product development	465,620	200,000	665,620

Total operating expenses	3,391,291	1,402,238	4,787,271

Operating loss	(2,634,072)	(1,395,980)	(4,030,052)
Interest income (expense), net	(71,221)	—	(71,221)
Other income (expense), net	(2,088)	4,063	1,975
Loss on extinguishment of debt	(610,410)	—	(610,410)

Total other income, net	(683,719)	4,063	(679,656)

Net loss available to common shareholders	$(3,317,791)	$(1,391,917)	$(4,709,708)

Number of common shares:
Weighted average outstanding, basic and fully diluted	3,682,911	3,700,000	3,691,301

Net loss per common share:
Basic and fully diluted	$(0.90)	$(0.38)	$(1.28)

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Period from April 13, 2004 (date of inception) to March 31, 2006

	Common Stock		Preferred Stock		Additional	Common		Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock Subscribed	Accumulated Deficit	Equity (Deficit)
Issuance of Common Stock for cash on August 13, 2004	3,700,000	$3,700	—	$—	$—	$—	$—	$3,700
Issuance of Series A Preferred Stock for cash on October 4, 2004	—	—	1,000,000	1,000,000	—	—	—	1,000,000
Director and consultant option expense for the quarter ended December 31, 2004	—	—	—	—	855	—	—	855
Director and consultant option expense for the quarter ended March 31, 2005	—	—	—	—	13,210	—	—	13,210
Net Loss for the year ended March 31, 2005	—	—	—	—	—	—	(1,391,917)	(1,391,917)

Balance, March 31, 2005 (as restated)	3,700,000	$3,700	1,000,000	$1,000,000	$14,065	—	$(1,391,917)	$(374,152)
Director and consultant option expense for the quarter ended June 30, 2005	—	—	—	—	6,100	—	—	6,100
Director and consultant option expense for the quarter ended September 30, 2005	—	—	—	—	6,000	—	—	6,000
Issuance of Series B Preferred Stock and warrants for cash in December 2005	—	—	352,500	458,250	246,750	—	—	705,000
Director and consutant option expense for the quarter ended December 31, 2005	—	—	—	—	6,000	—	—	6,000

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Period from April 13, 2004 (date of inception) to March 31, 2006

	Common Stock		Preferred Stock		Additional	Common		Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock Subscribed	Accumulated Deficit	Equity (Deficit)
Issuance of Series B Preferred Stock and warrants for cash in January 2006	—	—	87,500	$113,750	$61,250	—	—	$175,000
Conversion of notes payable to Series B Preferred Stock and issuance of warrants in January 2006	—	—	974,006	1,948,013	610,410	—	—	2,558,423
Repurchase and retirement of Common Stock for cash in February 2006	(250,000)	(250)	—	—	—	—	—	(250)
Issuance of Common Stock and warrants in a private placement for cash on March 30, 2006	1,012,500	1,013	—	—	1,833,844	(190,000)	—	1,644,856
Conversion of Series A and Series B Preferred Stock to Common Stock on March 31, 2006	2,414,006	2,414	(2,414,006)	(3,520,013)	3,517,599	—	—	—
Acquisition of Emerging Delta Corporation in a reverse merger transaction on March 31, 2006	272,396	272	—	—	(273)	—	—	—
Director and consultant option expense for the quarter ended March 31, 2006	—	—	—	—	337,831	—	—	337,831
Net Loss for the Year Ended March 31, 2006	—	—	—	—	—	—	(3,317,791)	(3,317,791)

Balance, March 31, 2006 (as restated)	7,148,902	$7,149	—	$—	$6,639,576	$(190,000)	$(4,709,708)	$(1,747,017)

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended March 31, 2006 (As Restated, See Note 9)	Period from April 13, 2004 (date of inception) to March 31, 2005 (As Restated, See Note 9)	Cumulative Amounts from April 13, 2004 (date of inception) to March 31, 2006 (As Restated, See Note 9)
Cash flows from operating activities:
Net loss	$(3,317,791)	$(1,391,917)	$(4,709,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	610,410	—	610,410
Director and consultant option expense	355,931	14,065	369,996
Capitalized interest expense	71,013	—	71,013
Depreciation	4,010	2,431	6,441
Loss on disposal of assets	2,214	—	2,214
Changes in operating assets and liabilities:
Inventory	17,177	(123,214)	(106,037)
Accounts receivable	(20,218)	—	(20,218)
Prepaid expenses and other current assets	(80,701)	—	(80,701)
Due from related party	5,984	(5,984)	—
Other assets	(20,650)	(8,855)	(29,505)
Accounts payable and accrued liabilities	268,446	217,863	486,309
Deferred revenue	15,523	—	15,523

Net cash used in operating activities	(2,088,652)	(1,295,611)	(3,384,263)

Cash flows from investing activities:
Purchase of property and equipment	(5,662)	(10,756)	(16,418)

Net cash used in investing activities	(5,662)	(10,756)	(16,418)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	880,000	1,000,000	1,880,000
Proceeds from issuance of common stock	1,644,856	3,700	1,648,556
Proceeds from notes payable	1,125,000	752,000	1,877,000
Repurchase of common stock	(250)	—	(250)

Net cash provided by financing activities	3,649,606	1,755,700	5,405,306

Net increase in cash and cash equivalents	1,555,292	449,333	2,004,625
Cash and cash equivalents at beginning of period	449,333	—	—

Cash and cash equivalents at end of period	$2,004,625	$449,333	$2,004,625

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

	Year Ended March 31, 2006 (As Restated, See Note 9)	Period from April 13, 2004 (date of inception) to March 31, 2005 (As Restated, See Note 9)	Cumulative Amounts from April 13, 2004 (date of inception) to March 31, 2006 (As Restated, See Note 9)
Supplemental disclosure of cash flow information:
Cash paid for interest	$261	$1,051	$1,312

Non-cash financing activities
Conversion of notes payable and related accrued interest into preferred stock	$1,948,013	$—	$1,948,013

Conversion of preferred stock into common stock	$3,520,013	$—	$3,520,013

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

Prepaid Royalties

Under the license and manufacturing agreement with the patent owner of the liposomal delivery system used in ALCiS Daily Relief (see Note 6), prepaid royalties consists of the difference between the actual royalties owed and the minimum monthly payment due, when the minimum monthly payment exceeds the actual royalties owed. In addition, certain up-front payments are characterized as prepaid royalties. Prepaid royalties are available to offset future royalties when actual royalties owed exceed the minimum monthly payment due. At that time, the prepaid royalties can be applied to the actual royalties owed and reduce the actual payment to the minimum amount due. The prepaid royalties expire upon the termination of the license and manufacturing agreement.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share (continued)

Earnings (loss) per share is as follows:

	Period ended March 31,
	2006	2005
Basic and Diluted:
Net loss available to common shareholders	$(3,317,791)	$(1,391,917)

Weighted average shares outstanding	3,682,911	3,700,000

Net loss per share available to common shareholders	$(0.90)	$(0.38)

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

Recently issued accounting standards (Continued)

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

The notes and any accrued, unpaid interest are automatically converted into the securities issued in a qualified financing. A qualified financing is defined as any offering by the Company of its equity or debt securities in which it raises gross proceeds of a minimum of $4,000,000. The conversion price is equal to the price paid per security issued in the qualified financing or $2.40 per share, whichever is lower. The notes are not otherwise convertible, either at the option of the holder, the Company, or automatically. In addition, the holders of the notes received warrants to purchase the securities raised in a qualified financing. The warrant allows the holder to purchase the amount of shares equal to the note value divided by the per security price multiplied by 20%. The exercise price of the warrant is the price paid for the security in the qualified financing and expires 10 years after issuance. No warrants were outstanding as no qualified financing had occurred. A Company director purchased $50,000 of these notes, as did such director’s relatives, while a fund in which another Company director is affiliated acquired $375,000 of these notes.

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 4 - Income Taxes

The Company files a U.S. Federal income tax return. The components of the Company’s deferred tax assets are as follows:

	March 31,
	2006	2005
Loss carryforwards	$998,088	$178,162
Stock options and warrants	328,522	—
Intangible assets	254,759	291,305
Returns reserve	7,728	—
Deferred revenue	5,278	—
Property and equipment	—	827

	1,594,375	470,294
Less: valuation allowance	(1,594,375)	(470,294)

	$—	$—

As of March 31, 2006, the Company had generated U.S. net operating loss carryforwards of approximately $2,936,000 which expire beginning in 2025. These net operating loss carryforwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its loss carryforwards. Additionally, because Federal tax laws limit the time during which the loss carryforwards may be applied against future taxes, if the Company fails to generate sufficient taxable income prior to the expiration date, it may not be able to utilize the loss carryforwards. As the Company is in the development stage and there is no assurance of future taxable income, a valuation allowance has been recorded to fully offset the deferred tax assets at March 31, 2006 and 2005. For the period ended March 31, 2006, the valuation allowance increased by $1,124,081.

Income tax expense (benefit) for the periods ended March 31, is as follows:

	2006	2005
Current:
Federal	$—	$—
State and local	—	—

	—	—

Deferred
Federal	$—	$—
State and local	—	—

	$—	$—

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the periods ended March 31, as follows:

	2006	2005
Computed “expected” income tax expense (benefit)	$(1,128,049)	$(473,253)
State income taxes, net of federal tax effect	—	—
Changes in deferred tax valuation allowance	1,124,081	470,294
Other, net	3,968	2,959

Actual income tax expense (benefit)	$—	$—

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 5 - Equity (Continued)

Options and warrants issued to non-employees (Continued)

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

Under the agreement, the Company pays a royalty based on monthly net sales or $25,000 per month, if greater. After December 31, 2008, the minimum monthly royalty of $25,000 increases to $50,000. To the extent that the actual royalties owed based on net monthly sales is less than the minimum monthly payment, the difference is characterized as prepaid royalties. Per the agreement with the Manufacturer, these excess payments are available to offset future royalties when the monthly royalty owed based on net monthly sales exceeds the minimum monthly payment. At that time, the prepaid royalties can be applied to royalty owed based on net monthly sales to the Manufacturer to reduce the actual payment to the monthly minimum. The Company has expensed these prepaid royalties. See Note 2.

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

Note 9 - Change in Method of Accounting for Prepaid Royalties

On February 14, 2007, the Company decided to change the method by which it accounts for prepaid royalties relating to its technology license retroactive to its first prepaid royalty payment during fiscal 2005. The financial statements in this fiscal 2006 Form 10-KSB/A reflect this change. This change has no impact on the Company’s cash position or its future obligations under its technology license.

Throughout the time period since the first payment was made, the Company had recorded these prepaid royalties as an asset on the balance sheet and thereafter had expensed these prepaid royalties, and correspondingly had decreased its prepaid royalty asset, by any royalties that would otherwise be due as a result of current sales but for the availability of these prepaid royalties. Initially, the Company estimated that these prepaid amounts would be applied to sales at a rate faster than has actually occurred. Because of the limited sales history, the Company on February 14, 2007, decided to take what it considers to be a more conservative approach and charge to expense the prepaid royalties, that is the excess

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 9 - Change in Method of Accounting for Prepaid Royalties (Continued)

of the amounts paid over the royalties due on the current period sales. The Company has also elected to adjust its previously reported financial statements to effect this change as if the Company had applied this new policy when the first prepayment was made in fiscal 2005. As a result, prepaid royalties on the Company’s balance sheet have been eliminated.

The Company continues to believe that ultimately all the prepaid royalties will be applied to future sales as the royalty applies to the majority of the Company’s current sales and anticipated future sales. Although this change is being made in the Company’s financial statements, the amounts are still available to offset future royalties due under the Company’s license agreement. As a result, the Company’s future profit in any period will be higher than they would have been under the Company’s prior method of accounting to the extent that these prepaid royalties are applied to reduce royalties that would otherwise have been due during that period.

The effect of this change in the method by which the Company accounts for prepaid royalties relating to its technology license on previously reported periods is described in more detail below:

ALCiS Health, Inc.

Condensed Balance Sheet

Prior Period Effect of Prepaid Royalties

As Previously Reported	March 31, 2005	March 31, 2006
Prepaid royalties, current portion	$83,333	$350,396
Prepaid royalties, net of current portion	$—	$140,000
Accumulated deficit	$(1,308,584)	$(4,219,312)

As Adjusted
Prepaid royalties, current portion	$—	$—
Prepaid royalties, net of current portion	$—	$—
Accumulated deficit	$(1,391,917)	$(4,709,708)

ALCiS Health, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

Note 9 - Change in Method of Accounting for Prepaid Royalties (Continued)

ALCiS Health, Inc.

Condensed Statement of Operations

Prior Period Effect of Prepaid Royalties

As Previously Reported	Year Ended March 31, 2005	Year Ended March 31, 2006
Product development	$116,667	$58,556
Net loss available to common shareholders	$(1,308,584)	$(2,910,728)

Net loss per common share:
Basic and fully diluted	$(0.35)	$(0.79)

As Adjusted
Product development	$200,000	$465,619
Net loss available to common shareholders	$(1,391,917)	$(3,317,791)

Net loss per common share:
Basic and fully diluted	$(0.38)	$(0.90)

Item 13.	Exhibits

The following exhibits are either incorporated by reference from prior filings or included with this filing as indicated below.

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

21.0	List of Subsidiaries*

^23.1	Consent of Pannell Kerr Forster of Texas, P.C., Independent Registered Public Accounting Firm, dated June 29, 2007; filed herewith as page 45.

#24.0	Power of attorney

#=31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 46

#=31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 47

#=32.1	Section 1350 Certification of Brian J. Berchtold and Mark E. Lemma, chief executive officer and chief financial officer; filed herewith as page 48

*	Incorporated by Reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.

**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.

***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.

+	Confidential treatment has been requested for portions of this exhibit.

#	Previously submitted with original Form 10-K filing

^	New exhibit is attached to this Amendment

=	Supplemental exhibit relating to this Amendment is attached to this Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCiS HEALTH, INC.

Dated: June 29, 2007	By:	/s/ Brian J. Berchtold
Brian J. Berchtold
President and Chief Executive Officer

	By:	/s/ Mark E. Lemma
Mark E. Lemma
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian J. Berchtold Brian J. Berchtold	Director, Chief Executive Officer, President	June 29, 2007

/s/ Mark E. Lemma Mark E. Lemma	Chief Financial Officer	June 29, 2007

/s/ Douglas Glader* Douglas Glader	Chairman of the Board, Director	June 29, 2007

/s/ David Booth* David Booth	Director	June 29, 2007

/s/ Allen F. Campbell* Allen F. Campbell	Director	June 29, 2007

/s/ Jerry Jarrell* Jerry Jarrell	Director	June 29, 2007

/s/ Ravinder Sajwan* Ravinder Sajwan	Director	June 29, 2007

/s/ David Scoffone* David Scoffone	Director	June 29, 2007

*	By Mark Lemma, as attorney-in-fact.

ALCiS HEALTH, INC.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

21.0	List of Subsidiaries*

^23.1	Consent of Pannell Kerr Forster of Texas, P.C., Independent Registered Public Accounting Firm, dated June 29, 2007; filed herewith as page 45.

#24.0	Power of attorney

#=31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 46

#=31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 47

#=32.1	Section 1350 Certification of Brian J. Berchtold and Mark E. Lemma, chief executive officer and chief financial officer; filed herewith as page 48

*	Incorporated by Reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.

**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.

***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.

+	Confidential treatment has been requested for portions of this exhibit.

#	Previously submitted with original Form 10-K filing

^	New exhibit is attached to this Amendment

=	Supplemental exhibit relating to this Amendment is attached to this Amendment