Form 10QSB/A
period 2006-06-30
ALCiS Health, Inc.
filed 2007-07-11
CIK 904145

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

Total Pages in Amended Report: 25

Exhibit Index is on Page 21

Explanatory Note: This Amendment is being filed in order to amend the audited and unaudited financial statements and related footnotes in Item 1 in various manners relating to the Company’s change in method of accounting for prepaid royalties. Item 2 has also been amended as several references to the Company’s financial statements have changed.

On February 14, 2007, the Company decided to change the method by which it accounts for prepaid royalties relating to its technology license retroactive to its first prepaid royalty payment during fiscal 2005. The financial statements in this Form 10-QSB reflect this change. This change has no impact on the Company’s cash position or its future obligations under its technology license.

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

ALCiS Health, Inc.

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2006 (unaudited) (as restated) and March 31, 2006	3
Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005 and the Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (unaudited) (as restated)	4
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005 and Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (unaudited) (as restated)	5
Notes to the Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Part II. OTHER INFORMATION

Item 6. Exhibits	20
SIGNATURES	20
Exhibit Index	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2006 (As Restated, See Note 6)	March 31, 2006
	(Unaudited)
Assets
Current
Cash and cash equivalents	$999,170	$2,004,625
Inventory	201,892	106,037
Accounts receivable	29,779	20,218
Prepaid expenses and other current assets	126,598	80,701

Total current assets	1,357,439	2,211,581

Property and equipment, net of accumulated depreciation of $6,522 and $3,567 at June 30, 2006 and March 31, 2006, respectively	39,625	7,763
Other assets	30,080	29,505

Total assets	$1,427,144	$2,248,849

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$627,854	$486,309
Deferred revenue	12,357	15,523

Total current liabilities	640,211	501,832

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 7,191,402 and 7,148,902 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	7,191	7,149
Additional paid-in capital	7,745,761	6,639,576
Common stock subscribed	—	(190,000)
Accumulated deficit during the development stage	(6,966,019)	(4,709,708)

Total shareholders’ equity	786,933	1,747,017

Total liabilities and shareholders’ equity	$1,427,144	$2,248,849

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2006 (As Restated, See Note 6)	Three Months Ended June 30, 2005 (As Restated, See Note 6)	Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (As Restated, See Note 6)
Revenue	$805,714	$88,475	$1,562,933

Operating expenses
Cost of sales	274,837	53,271	620,191
Advertising and promotion	1,266,147	287,289	3,704,039
Selling, general and administrative	503,690	132,873	1,842,095
Product development	1,027,876	75,000	1,693,496

Total operating expenses	3,072,550	548,433	7,859,821

Operating loss	(2,266,836)	(459,958)	(6,296,888)
Interest income (expense), net	12,170	—	(59,051)
Other income (expense), net	(1,645)	(6,597)	330
Loss on extinguishment of debt	—	—	(610,410)

Total other income, net	10,525	(6,597)	(669,131)

Net loss available to common shareholders	$(2,256,311)	$(466,555)	$(6,966,019)

Number of common shares:
Weighted average outstanding, basic and fully diluted	7,177,391	3,700,000	4,080,709

Net loss per common share:
Basic and fully diluted	$(0.31)	$(0.13)	$(1.71)

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2006 (As Restated, See Note 6)	Three Months Ended June 30, 2005 (As Restated, See Note 6)	Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (As Restated, See Note 6)
Cash flows from operating activities:
Net loss	$(2,256,311)	$(466,555)	$(6,966,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	—	610,410
Consultant, director and product development option and warrant expense	1,021,228	6,000	1,391,224
Capitalized interest expense	—	—	71,013
Depreciation	2,955	994	9,396
Loss on disposal of assets	—	—	2,214
Changes in operating assets and liabilities:
Inventory	(95,855)	(103,426)	(201,892)
Accounts receivable	(9,561)	897	(29,779)
Prepaid expenses and other current assets	(45,896)	—	(126,597)
Other assets	(576)	(15,215)	(30,081)
Accounts payable and accrued liabilities	141,545	(60,226)	627,854
Deferred revenue	(3,166)	—	12,357

Net cash used in operating activities	(1,245,637)	(637,531)	(4,629,900)

Cash flows from investing activities:
Purchase of property and equipment	(34,818)	—	(51,236)

Net cash used in investing activities	(34,818)	—	(51,236)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B preferred stock	—	—	1,880,000
Proceeds from issuance of common stock	275,000	100	1,923,556
Proceeds from notes payable	—	490,000	1,877,000
Repurchase of common stock	—	—	(250)

Net cash provided by financing activities	275,000	490,100	5,680,306

Net increase (decrease) in cash and cash equivalents	(1,005,455)	(147,431)	999,170

Cash and cash equivalents at beginning of period	2,004,625	449,333	—

Cash and cash equivalents at end of period	$999,170	$301,902	$999,170

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended June 30, 2006 (As Restated, See Note 6)	Three Months Ended June 30, 2005 (As Restated, See Note 6)	Cumulative Amounts from April 13, 2004 (date of inception) to June 30, 2006 (As Restated, See Note 6)
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$1,225

Non-cash financing activities
Conversion of notes payable and related accrued interest into preferred stock	$—	$—	$1,948,013

Conversion of preferred stock into common stock	$—	$—	$3,828,013

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 2 - Organization and Business (Continued)

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

The Company charges to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company does not record an asset for prepaid royalties available for future sales. (see Note 5)

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Property and equipment

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

Earnings (loss) per share is as follows:

	Period ended June 30,
	2006	2005
Basic and Diluted:
Net loss available to common Shareholders	$(2,256,311)	$(466,555)

Weighted average shares outstanding	7,177,391	3,700,000

Net loss per share available to common shareholders	$(0.31)	$(0.13)

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 - Equity (Continued)

Options and warrants issued to non-employees (Continued)

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 - Equity (Continued)

Options and warrants issued to employees and directors (Continued)

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

Note 6 - Change in Method of Accounting for Prepaid Royalties

On February 14, 2007, the Company decided to change the method by which it accounts for prepaid royalties relating to its technology license retroactive to its first prepaid royalty payment during fiscal 2005. The financial statements in this fiscal 2007 first quarter Form 10-QSB reflect this change. This change has no impact on the Company’s cash position or its future obligations under its technology license.

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

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 - Change in Method of Accounting for Prepaid Royalties (Continued)

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

The effect of this change in the method by which the Company accounts for prepaid royalties relating to its technology license on previously reported periods is described in more detail below:

ALCiS Health, Inc.

Condensed Balance Sheet

Prior Period Effect of Prepaid Royalties

As Previously Reported	March 31, 2006	June 30, 2006
Prepaid royalties, current portion	$350,396	$435,559
Prepaid royalties, net of current portion	$140,000	$140,000
Accumulated deficit	$(4,219,312)	$(6,390,459)

As Adjusted
Prepaid royalties, current portion	$—	$—
Prepaid royalties, net of current portion	$—	$—
Accumulated deficit	$(4,709,708)	$(6,966,019)

ALCiS Health, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 - Change in Method of Accounting for Prepaid Royalties (Continued)

ALCiS Health, Inc.

Condensed Statement of Operations

Prior Period Effect of Prepaid Royalties

	Three months Ended June 30, 2006	Three months Ended June 30, 2005
As Previously Reported
Product development	$942,713	$43,750
Net loss available to common shareholders	$(2,171,147)	$(435,305)

Net loss per common share:
Basic and fully diluted	$(0.30)	$(0.12)

As Adjusted
Product development	$1,027,876	$75,000
Net loss available to common shareholders	$(2,256,311)	$(466,555)

Net loss per common share:
Basic and fully diluted	$(0.31)	$(0.13)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Product Development Expenses

Product development expenses are primarily comprised of consulting and royalty payments to the manufacturer and formulator of our products. Product development costs increased $952,876 to $1,027,876 in the three months ended June 30, 2006 as compared to $75,000 for the three months ended June 30, 2005. The increase is due to the $942,713 expense related to the issuance of warrants to the Manufacturer for the exclusive license of the technologies in our current and future products. The expense related to the warrants was calculated using the Black-Scholes option pricing model and thus does not represent any cash payments to the Manufacturer. Absent the non-cash expense associated with the warrant, product development costs were $85,163 during the three months ended June 30, 2006, an increase of $10,163 as compared to the first quarter of fiscal 2005 of $75,000 when our manufacturing contract called for higher up-front minimum royalty payments. To the extent the Company does not have sufficient sales for the minimum royalty each period, the excess is charged to product development.

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

Our operating activities used cash of $1,245,637 for the three months ended June 30, 2006, compared to cash usage of $637,531 for the same period in the prior fiscal year. The negative cash flows during the first quarter of fiscal 2007 from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to support our significant increase in sales and sales efforts. Our net loss was $2,256,311. Net operating cash flows for the three months ended June 30, 2006 were negatively impacted by non-cash charges for consultant warrant expense and product development costs of $994,206 and $27,022 for FAS 123R stock-based compensation expenses associated with employee options and director warrants. Working capital sources of cash included an increase in accounts payable and accrued expenses of $141,545. Working capital uses of cash included an increase in inventory of $95,855 and an increase of prepaid expenses of $45,896 primarily from prepaid television media for the Company’s commercial.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were $637,531 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $466,555 while working capital uses of cash included an increase accounts payable and accrued liabilities of $60,226 and an increase of inventories of $103,426.

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

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

10.8*	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006.

10.9*	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 22

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 23

32.1**	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 24

32.2**	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 25

*	Previously submitted with original 10-Q filing.

**	Previously submitted with original filing. Supplemental exhibit pertaining to this Amendment is included with this Amendment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 6, 2007.

ALCIS HEALTH, INC.

By:	/S/ BRIAN J. BERCHTOLD
Brian J. Berchtold
President and Chief Executive Officer

ALCiS HEALTH, INC.

EXHIBIT INDEX

10.8*	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006.

10.9*	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 22

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 23

32.1**	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 24

32.2**	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 25

*	Previously submitted with original 10-Q filing.

**	Previously submitted with original filing. Supplemental exhibit pertaining to this Amendment is included with this Amendment.