Form 10QSB/A
period 2006-09-30
ALCiS Health, Inc.
filed 2007-07-11
CIK 904145

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

Total Pages in Amended Report: 24

Exhibit Index is on Page 20

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

ALCiS Health, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

Consolidated Balance Sheets

	September 30, 2006 (As Restated, See Note 7)	March 31, 2006
	(Unaudited)
Assets
Current
Cash and cash equivalents	$307,384	$2,004,625
Inventory	202,587	106,037
Accounts receivable	78,426	20,218
Prepaid expenses and other current assets	65,210	80,701

Total current assets	653,607	2,211,581

Property and equipment, net of accumulated depreciation of $8,317 and $3,567 at September 30, 2006 and March 31, 2006, respectively	37,831	7,763
Other assets	22,140	29,505

Total assets	$713,578	$2,248,849

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$564,158	$486,309
Deferred revenue	11,286	15,523

Total current liabilities	575,444	501,832

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 7,279,402 and 7,148,902 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	7,279	7,149
Additional paid-in capital	8,260,140	6,639,576
Common stock subscribed	—	(190,000)
Accumulated deficit	(8,129,285)	(4,709,708)

Total shareholders’ equity	138,134	1,747,017

Total liabilities and shareholders’ equity	$713,578	$2,248,849

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006 (As Restated, See Note 7)	2005 (As Restated, See Note 7)	2006 (As Restated, See Note 7)	2005 (As Restated, See Note 7)
Revenue	$533,157	$92,343	$1,338,870	$180,818

Operating expenses
Cost of sales	251,937	39,812	526,774	93,083
Advertising and promotion	707,549	282,001	1,973,696	569,290
Selling, general and administrative	666,131	141,857	1,169,820	274,730
Product development	75,314	75,223	1,103,191	150,223

Total operating expenses	1,700,931	538,893	4,773,481	1,087,326

Operating loss	(1,167,774)	(446,550)	(3,434,610)	(906,508)
Interest income (expense), net	4,525	—	16,695	—
Other income (expense), net	(16)	(22,961)	(1,661)	(29,558)

Total other income (expense), net	4,509	(22,961)	15,034	(29,558)

Net loss available to common shareholders	$(1,163,265)	$(469,511)	$(3,419,577)	$(936,066)

Number of common shares:
Weighted average outstanding, basic and fully diluted	7,194,669	3,659,783	7,186,350	3,700,000

Net loss per common share:
Basic and fully diluted	$(0.16)	$(0.13)	$(0.48)	$(0.25)

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2006 (As Restated, See Note 7)	2005 (As Restated, See Note 7)
Cash flows from operating activities:
Net loss	$(3,419,577)	$(936,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	1,359,694	—
Depreciation	4,750	1,987
Changes in operating assets and liabilities:
Inventory	(96,550)	(65,277)
Accounts receivable	(58,208)	897
Prepaid expenses and other current assets	15,491	—
Other assets	7,365	(10,252)
Accounts payable and accrued liabilities	77,849	19,789
Deferred revenue	(4,237)	—

Net cash used in operating activities	(2,113,423)	(988,922)

Cash flows from investing activities:
Purchase of property and equipment	(34,818)	(1,996)

Net cash used in investing activities	(34,818)	(1,996)

Cash flows from financing activities:
Proceeds from issuance of common stock	451,000	677,100

Net cash provided by financing activities	451,000	677,100

Net decrease in cash and cash equivalents	(1,697,241)	(313,818)

Cash and cash equivalents at beginning of period	2,004,625	449,333

Cash and cash equivalents at end of period	$307,384	$135,515

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

Earnings (loss) per share is as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Basic and Diluted:
Net loss available to common Shareholders	$(1,163,265)	$(469,511)	$(3,419,577)	$(936,066)

Weighted average shares outstanding	7,194,669	3,659,783	7,186,350	3,700,000

Net loss per share available to common shareholders	$(0.16)	$(0.13)	$(0.48)	$(0.25)

For the periods ended September 30, 2006 and 2005, potential dilutive common shares under the warrant agreements and stock option plan of 2,731,600 and 140,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

ALCiS Health, Inc.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

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

Expense relating to the options and warrants granted to non-employees was $38,374 and $5,759 for the three month periods ended September 30, 2006 and 2005, respectively, and was calculated using the Black-Scholes option-pricing model.

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

ALCiS Health, Inc.

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

Expense relating to the options and warrants granted to directors was $131,916 and $241 for the three month periods ended September 30, 2006 and 2005, respectively, and there is $545,181 associated with non-vested awards that will be expensed in the future over a weighted average period of 1.46 years.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 - Commitments and Contingencies (Continued)

License and manufacturing agreement (Continued)

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

Note 7 - Change in Method of Accounting for Prepaid Royalties

On February 14, 2007, the Company decided to change the method by which it accounts for prepaid royalties relating to its technology license retroactive to its first prepaid royalty payment during fiscal 2005. The financial statements in this fiscal 2007 second quarter Form 10-QSB reflect this change. This change has no impact on the Company’s cash position or its future obligations under its technology license.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 7 - Change in Method of Accounting for Prepaid Royalties (Continued)

The effect of this change in the method by which the Company accounts for prepaid royalties relating to its technology license on previously reported periods is described in more detail below:

ALCiS Health, Inc.

Condensed Balance Sheet

Prior Period Effect of Prepaid Royalties

As Previously Reported	September 30, 2006
Prepaid royalties, current portion	$510,874
Prepaid royalties, net of current portion	$140,000
Accumulated deficit	$(7,478,411)

As Adjusted
Prepaid royalties, current portion	$—
Prepaid royalties, net of current portion	$—
Accumulated deficit	$(8,129,285)

ALCiS Health, Inc.

Condensed Statement of Operations

Prior Period Effect of Prepaid Royalties

As Previously Reported	Three months Ended September 30, 2005	Six months Ended September 30, 2005	Three months Ended September 30, 2006	Six months Ended September 30, 2006
Product development	$14,806	$58,556	$—	$942,713
Net loss available to common shareholders	$(409,094)	$(844,399)	$(1,087,951)	$(3,259,099)

Net loss per common share:
Basic and fully diluted	$(0.11)	$(0.23)	$(0.15)	$(0.45)

As Adjusted
Product development	$75,223	$150,223	$75,314	$1,103,191
Net loss available to common shareholders	$(469,511)	$(936,066)	$(1,163,265)	$(3,419,577)

Net loss per common share:
Basic and fully diluted	$(0.13)	$(0.25)	$(0.16)	$(0.48)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes, included in this Form 10-QSB filing. The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy; the Company’s anticipated R&D and A&P expenses during some or all of fiscal 2007; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; the anticipation that the available funds and expected cash usage from operations, including an anticipated accounts receivable credit line from a bank, will be sufficient to meet the liquidity and capital requirements during the next twelve months; and our current growth strategy of achieving increased sales in the direct-to-consumer channel, launching our current products into the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an accounts receivable credit line on commercially reasonable terms, our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors”. The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since March 31, 2006, except that the Company has changed the method by which it accounts for prepaid royalties relating to its technology license. The change was described in a Form 8-K dated and filed with the SEC on February 14, 2007 and is noted in Note 3 – Summary of Significant Accounting Policies in the financial statements.

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

Product Development Expenses

Product development expenses are primarily comprised of consulting and royalty payments to the manufacturer and formulator of our products. The Company incurred $75,314 product development costs during the three months ended September 30, 2006 as compared to $1,027,876 in the three months ended June 30, 2006 and $75,223 for the three months ended September 30, 2005. The significant expenses incurred in the previous quarter are due to the $942,713 expense related to the issuance of warrants to the Manufacturer for the exclusive license of the technologies in our current and future products. The expense related to the warrants was calculated using the Black-Scholes option pricing model and thus does not represent any cash payments to the Manufacturer. Absent the non-cash expense associated with the warrant, product development costs were zero during the three months ended June 30, 2006 as well.

The Company incurred $1,103,191 of product development costs in the six months ending September 2006 as compared to $150,223 in the corresponding period in the previous year. The increase was primarily due to significant stock-based compensation from warrants issued to the Manufacturer for the exclusive license of the technologies. Product development expenses fluctuate based on the minimum royalty payments called for in our manufacturing contract. To the extent the Company does not have sufficient sales for the minimum royalty each period, the excess is charged to product development.

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

Financial Condition

Liquidity and Capital Resources

We ended the quarter with $307,384 in cash, cash equivalents, and short-term investments. Our cash and cash equivalents decreased $1,697,241 during the six months ended September 30, from $2,004,625 at March 31, 2006. The significant decrease is mainly attributed to negative cash flows from operating activities.

Our operating activities used cash of $2,113,423 for the six months ended September 30, 2006, compared to cash usage of $988,922 for the same period in the prior fiscal year. The negative cash flows during the first two quarters of fiscal 2007 from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to support our significant increase in sales and sales efforts. Our net loss was $3,419,577, compared to $936,066 in the same period last year. Net loss for the six months ended September 30, 2006 consisted mainly from non-cash charges for consultant warrant expense and product development costs of $1,032,580 and FAS 123R stock based compensation expenses associated with employee options and director warrants of $327,114. Working capital decreased to $78,163 as of September 30, 2006, compared to $1,709,749 as of September 30, 2005. Working capital sources of cash included an increase in accounts payable and accrued expenses of $77,846. Working capital uses of cash included an increase in inventory of $96,550 and a decrease in prepaid expenses of $15,491.

In the comparable period in fiscal 2005, the negative cash flows from operating activities were $988,922 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $936,066 while working capital uses of cash included an increase in accounts payable and accrued liabilities of $19,789 and an increase in inventories of $65,277.

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

Subsequent to September 30, 2006, ALCiS successfully raised $2,200,000. Total commissions paid were $198,000 meaning that our net proceeds were $2,002,000. The Company believes that its cash on hand as of November 13, 2006, plus the cash expected to be generated from operations, assuming the Company secures an accounts receivable credit line, will be sufficient to meet the Company’s liquidity and capital requirements during the next twelve months. Nonetheless, the Company is continuing its financing activities and has $440,000 worth of pending stock subscriptions, with a planned cumulative maximum of $5,000,000 at $2.00 per common share. There can be no assurance that the Company will raise any further proceeds from its financing efforts or that any monies raised will be on terms that the Company finds to be attractive.

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

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 22

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 23

32.1*	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 24

32.2*	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 25

*	Previously submitted with original filing. Supplemental exhibit pertaining to this Amendment is included with this Amendment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 6, 2007.

ALCIS HEALTH, INC.

By:	/S/ BRIAN J. BERCHTOLD
Brian J. Berchtold
President and Chief Executive Officer

ALCiS HEALTH, INC.

EXHIBIT INDEX

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 21

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 22

32.1*	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 23

32.2*	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 24

*	Previously submitted with original filing. Supplemental exhibit pertaining to this Amendment is included with this Amendment.