Form 10KSB
period 2007-03-31
ALCiS Health, Inc.
filed 2007-07-13
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2007

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

The issuer’s revenues for the fiscal year ended March 31, 2007 were $2,278,134.

The aggregate market value of common stock held by non-affiliates at May 31, 2007 was $5,706,538 (see Note A)

As of June 15, 2007, there were 8,961,902 outstanding shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Note A: Based upon the $2.00 price in the most recent transaction involving the sale of the Company’s common stock as there is no active trading market.

Total Number of Pages: 50

Exhibit Index is on Page 46

PART I

Item 1.	Description of Business

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our sales and marketing goals and objective and strategies and plans including that we expect that during fiscal 2008, our sales mix will change to where the majority of our revenue is coming from retail outlets., (2) expectations as to the number of employees we will have, (3) our future plans as to facilities and research and development activities, (4) the growth rate of the worldwide analgesic market, (5) our new product plans, (6) our expectation that our products are poised to be the first real innovative treatment alternative in the OTC topical analgesic market and will achieve strong success; (7) the Company’s anticipated product development and advertising and promotion expenses during some or all of fiscal 2008; (8) the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for fiscal 2008; (9) the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next six months to nine months; (10) our plans to raise debt and equity financing; and (11) our contingency plan if we don’t raise financing in the next three to six months to then reduce expenses so that we can stretch our cash for another three months . These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether we are able to recruit key personnel, whether we generate enough cash from product sales or financing to conduct the marketing activities we desire, whether customers like our products and perceive that they receive benefits from their usage, whether BioZone continues to make our product in a quality and timely manner, whether we are able to obtain retail shelf space, whether larger companies decide to compete head-on with our products, no material adverse changes in the demand for the Company’s products, competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion, that there are no unexpected manufacturing issues as production ramps up, the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; and our ability to effectively reduce cash expenses quickly as a contingency as well as risk and other factors detailed in this report, especially under the caption “Risk Factors” at the end of this Item 1. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

ALCiS-CA was formed (under the name ALCiS Health, Inc.) as a California corporation on April 13, 2004. On March 31, 2006, ALCiS-CA entered into a reverse triangular merger (the “Merger”) with Registrant Emerging Delta Corporation and a newly-created wholly-owned subsidiary of Registrant, Delta Acquisition Sub, Inc. (“Sub”). In the Merger, (1) Sub merged into ALCiS-CA, with ALCiS-CA being the surviving corporation and becoming a wholly-owned subsidiary of Registrant, and (2) ALCiS-CA shareholders and holders of other equity interests received shares and other equity in Registrant in lieu of their ALCiS-CA shares and equity such that after the Merger they would own in excess of 96% of Registrant’s outstanding stock. Registrant, a Delaware shell company with no prior operations, changed its name as part of the Merger to ALCiS Health, Inc. Below, references to “we”, “us”, “our” the “Company” or “ALCiS” shall refer to the combined company and its subsidiary unless the context otherwise requires a different interpretation. In general, references to past actions and events of ALCiS prior to March 31, 2006 refer to ALCiS-CA, and references to current (i.e. April 1, 2006 and later) and future matters related to ALCiS refer to the combined Emerging Delta Corporation/ALCiS-CA Company, which is the reporting company pursuant to this Form 10-KSB. In addition, in this Form 10-KSB, our fiscal years ended March 31, 2005 and March 31, 2006 are referred to as fiscal 2005 and fiscal 2006, respectively, and our fiscal year ending on March 31, 2007 is referred to as fiscal 2007.

ALCiS’ principal business is researching, developing, marketing and distributing body therapy solutions, including but not limited to the area of pain management products such as topical analgesics. Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the granting of several trademarks, the development of five products and related proprietary formulations, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities. ALCiS began shipping product in fiscal 2006 and through March 31, 2007, had revenues of approximately $3 million and a net loss of approximately $8.8 million during the same period.

ALCiS’ principal product, ALCiS® Daily Relief Pain Relief Cream, is based on the benefits and effectiveness of patented technology for topically applied pain relief in the form of a cream or lotion. The pain relief ingredients are delivered via a liposomal delivery system which allows for penetration of active ingredients to the site of pain. ALCiS’ pain relief products are designed to be convenient, effective and available without a prescription.

ALCiS’ Proprietary Technology

ALCiS has exclusively licensed certain technology from BioZone Laboratories, Inc. (“BioZone”) for its primary target market of topical analgesic pain relief products. We will refer to this technology as “LDS” (liposome delivery system). Certain aspects of the proprietary technology are covered by recently awarded U.S. patents. The Company has also obtained an option from BioZone to purchase certain broader rights related to this technology.

ALCiS flagship product, ALCiS® Daily Relief Pain Relief Cream, incorporates the patented LDS, which improves delivery of active ingredients to the lower layers of the skin, increasing the concentration of those active ingredients, and providing a prolonged treatment that can last four to six hours. Utilizing the LDS technology increases the effectiveness of the ALCiS products. ALCiS promotes its “Science of Relief®” marketing strategy primarily in connection with the LDS technology. ALCiS’ goal is to create a new niche in the pain relief market – stylish, scientific, effective, topical products without medicinal scents – capable of penetrating the well-established category of topical analgesics.

Daily use of ALCiS® Daily Relief Pain Relief Cream can cost less than $20 per month. In comparison, prescription oral drugs may cost about $80 per month while their generic over the counter (“OTC”) counterparts cost approximately $15 per month. Thus, ALCiS is available at a cost that is comparable with OTC solutions, but ALCiS products have the significant benefit of providing pain relief without the risk of side effects. ALCiS is priced comparably with a number of other products – some are more expensive, some less expensive. However, ALCiS offers a high level of efficacy in a product that is simple to use, without the safety concerns of other solutions.

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

•	ALCiS® Daily Relief Pain Relief Cream (Core Product)

•	Therapeutic Body Soak (Complementary Product Extension)

•	Therapeutic Body Scrub (Complementary Product Extension)

•	Therapeutic Body Lotion (Complementary Product Extension)

•	Therapeutic Foot Rub (Complementary Product Extension)

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

Other Additional Future Products

While ALCiS’ LDS technology forms a cornerstone to ALCiS’ product development, not all ALCiS products will require the integration of licensed technology. Additional products targeted for potential future development include the following, some of which fall within the pain relief category, others within a spa products category, and all of which are included within the concept of a total body therapy solution:

•	Massage Lotions, Massage Oils

•	Foot Soaks

•	After Shave Balms

•	Cleansing Bars

•	Daily Exfoliating Cleansers

•	Dermal Renewing Lotions

•	All-Day Moisturizing Creams

•	Hydrating Creams

•	Acne Creams & Eliminators

•	Shave Creams and Lotions

•	Self Tanning Lotions

•	Sunburn Treatments

•	ALCiS Dermatological Line (For Pre and Post Cosmetic Procedures)

Markets

ALCiS addresses the growing needs of the baby boomer market. Our products enable this unique customer segment, born between the years 1946 to 1964, to live more active and productive lives. ALCiS products incorporate advanced patented technology that provides a strong competitive advantage. ALCiS® Daily Relief Pain Relief Cream, our flagship product, has earned the respect of the medical community and is endorsed by thousands of members of key medical specialties.

The boomer population is comprised of 78 million people and makes up 46 million households in the USA alone. These households experience higher incomes and have a propensity to spend higher dollars per capita as they begin to focus more buying power on themselves. They are very active and do not want to purchase or even be affiliated with products or services that label them as “special” or “old”.

The Boomer market segment has a desire for retaining its youthfulness and comfort. Today’s baby boomer is more active than any previous generation. Exercise and staying healthy are a major concern and focus. Many boomers believe they will live longer and be happier if they continue to be active. The typical boomer exercises at least once a week and plans to increase the amount of exercise as a plan to maintain health and retain their youth, strength and general sense of well being in their later years.

The American Academy of Orthopedic Surgeons reports that older athletes are more susceptible to chronic and overuse injuries and Americans with musculoskeletal problems will reach an all time-time high over the next several years.

The worldwide analgesic market has been estimated at $50 billion for 2005, and growing by $25 billion every 5 years through 2015. Prescription products, such as opioids and nonsteroidal anti-inflammatory drugs (“NSAIDs”) such as COX-2 inhibitors constitute most of the market. Use of OTC products in the United States is estimated at $3 billion, and topical analgesics are estimated at $500 -$700 million.

Additionally, the cosmeceuticals market is currently $5.5 billion, of which approximately $3 billion comes directly from the skin care sector.

The market opportunity for ALCiS body therapy and pain relief products is substantial. Some market statistics are as follows:

•

With the aging of the U.S. population, the prevalence of doctor-diagnosed arthritis is expected to increase. By the year 2030, an estimated 67 million (25% of the projected total adult population) will have doctor-diagnosed arthritis, compared with the 42.7 million adults in 2002 (Center for Disease Control).

•

Over 70 million people in the United States alone suffer from arthritis, tendonitis and bursitis, and virtually every adult suffers from occasional backaches, strains, and sprains (The Arthritis Foundation).

•	Approximately two-thirds of arthritis sufferers are women and it affects all age groups including nearly 300,000 children.

•	The “baby boomer” generation is now a prime risk group, with more than two-thirds of arthritis sufferers being under the age of 65.

•	Arthritis is the number one cause of disability, and lower back pain is the leading cause of disability for sufferers under the age of 45.

•	A Gallup Poll (2002) shows that 4 out of 10 (42%) American adults say they experience pain daily, with nearly all Americans (89%) saying they experience pain each month.

•	Arthritis causes $125 billion expense per year to the US economy (Center for Disease Control).

•	At any given time, 1% of the US population is temporarily disabled by back pain.

ALCiS is targeting purchasers of oral medications for its Daily Relief cream as they are currently users of medications and may wish to avoid the potential risks and side effects of such oral medications, including:

•	Gastrointestinal bleeding & stroke; and

•	Potential drug interactions.

Marketing and Sales Strategy

ALCiS launched its family of topical pain relief and therapeutic products in the United States to a broad base of customers during fiscal 2006. ALCiS’ marketing strategy is to have a nationwide campaign of direct response (including print and television), physician oriented sampling programs and a public relations campaign. It is through the awareness achieved from these strategies that the Company has been able to begin distribution through retail channels. ALCiS plans to expand its marketing and distribution internationally when its products have been successfully launched and established in the United States.

ALCiS’ current direct marketing activities include a national public relations campaign, 60 & 120 second television spots, 30-minute infomercials, print advertising and Internet-based advertising. ALCiS’ plan is designed to educate prospective customers while creating widespread awareness of its topical pain relief products and generating direct sales in key target markets. ALCiS currently sells its products directly to consumers and has recently begun selling to small retailers, pharmacies and chiropractors. In addition, ALCiS has been laying the foundation to begin to sell to larger retail chains and the Company expects that over the next year, the sales mix will change to where the majority of the revenue is coming from retail outlets. The direct to consumer sales drive awareness and allow the Company to cover a significant portion of the advertising costs.

Competition

There are three major niches that represent competition for the ALCiS family of products in the major markets; prescription ingestibles, OTC ingestibles, and OTC topical analgesics. This overview discusses the top leaders in each of the following markets:

•	Prescription Ingestibles

The Prescription market saw an increase of several billion dollars of annual worldwide revenues growth with the introduction of Merck’s Vioxx® and Pfizer’s Celebrex®, highly selective COX-2 inhibitors that became popular due to the thought that these drugs caused fewer side effects than traditional OTC NSAIDs (Non-Steroidal Anti-Inflammatory Drugs). Vioxx has been withdrawn from the market for reasons related to its safety and efficacy, while Celebrex is still marketed but with a warning mandated by the Food and Drug Administration (“FDA”).

•	OTC Ingestibles

The NSAID market is a well established market exceeding $2 billion in sales, with many players competing for the same dollars. Due to the fact that many of the patents, providing marketing exclusivities, have long expired, everyone that has the capability to produce an OTC NSAID via approved ingredients can create their own brand, hence the wide number of store brand generics. This over-saturation of the market has therefore driven prices down, thus making OTC NSAIDs widely available to a large spectrum of consumers on many income levels. This is one of the single biggest strengths of this market. When considering treatment alternatives in terms of dollar cost, without regard to potential side effects, the OTC NSAID market is by far the cheapest solution / option for pain management.

Over the last several years, there has been a tremendous amount of information circulating that indicates the overuse of such drugs is prevalent, and the side effects that come along with such over use are manifesting themselves over a wider scale and affecting a wider spectrum of consumers.

OTC NSAIDs have a large number of potential short term and long term side effects. These side effects range from nausea, diarrhea, dizziness, vomiting, GI bleeding, and ulcers to even death. According to federal health officials, each year an estimated 160,000 Americans end up in hospital emergency rooms and about 16,000 die from complications related to the use of OTC painkillers. Some health officials say that the actual number of injuries and deaths is considerably higher, because many cases go unrecognized and unreported, especially among the elderly, many of whom take multiple medications.

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

The external analgesics category (analgesics being defined as medications or agents that relieve or reduce pain) has grown as a new generation of products (such as patches and sleeves) delivers convenient alternatives with greatly reduced side effects compared to traditional ingestible pain management solutions. The market is also seeing growth due to the fact that consumers are now searching for safe, natural and novel solutions for everyday pain relief. The external analgesic market is estimated to be between $500-700 million annually. There are several trends that have enhanced the appeal of such OTC external analgesic solutions, including consumer demand for pain relievers that help to alleviate discomfort from muscle and joint pain, and ongoing concerns among health conscious Americans about the introduction of internal analgesics into their bodies.

BENGAY® and Icy Hot® have established themselves as the external analgesics of choice for active people around the world, along with other imported external analgesics such as Tiger Balm® that find some niche popularity in US markets. These brands have been in locker rooms, gyms, clinics, and the family medicine cabinet. They have been widely available, some for the last 50 years, and have become the top of mind brands in terms of muscle and joint pain.

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

Manufacturing

ALCiS has a signed manufacturing agreement with BioZone under which BioZone has a right of first refusal to manufacture ALCiS’ products containing the LDS technology that ALCiS licensed from BioZone. BioZone is an FDA certified manufacturing facility that is able to provide ALCiS with all manufacturing requirements over the next several years. BioZone is a leading custom private-label manufacturer. BioZone provides cost-effective quality products with on-time delivery to its customers. BioZone manufactures millions of units per year for customers, and has adequate plant capacity for ALCiS products over at least the next few years. BioZone’s flexible manufacturing can handle both short-run and high-volume capacity for skin care, body care, hair care, OTC drug preparations, and liquid dietary supplements. BioZone formulates high-quality custom, as well as stock, formulas that are customized for each customer. BioZone is a cGMP (Current Good Manufacturing Practices) facility and is registered with the FDA as a drug manufacturer. The flexibility of BioZone’s compounding and filling facilities allows for a vast range of batch and fill sizes. BioZone’s facilities include a full range of high speed to moderate speed custom filling and packaging equipment for jars, tubes, and bottles. BioZone is currently the Company’s sole provider of ALCiS products. As we do not own our own manufacturing facility, we are able to invest more in sales and marketing and be more nimble as we do not need a manufacturing infrastructure other than internal resources to supervise and work with BioZone.

Distribution

ALCiS’ products are shipped from BioZone in Northern California to a fulfillment center in Van Nuys, CA. Moulton Logistics Management (“Moulton”) provides “pick and pack” fulfillment services to the Company’s direct to consumer accounts and physician sampling program. Moulton is a leading ISO 9000 certified fulfillment company. Moulton serves numerous clients in B2B and B2C marketing, including DRTV (Direct Response Television), catalogs, online shopping, continuity programs, literature fulfillment and CRM services. Moulton operates from a 200,000 sq. ft. facility in Van Nuys, CA close to the Los Angeles and Long Beach Ports. Moulton ships to some of the largest distributors and retailers in America every day. ALCiS products are currently returned to it at its contract fulfillment facility in Van Nuys, California. Subsequent to year end the Company engaged the services of Logistics Master, LLC for distribution to retailers in North America. Logistics Master is based in Tulsa, Oklahoma and specializes not only in the unique aspects of fulfillment to large retailers but also is able to handle the Company’s technology platform to manage inventory and communications to our customers via EDI.

Intellectual Property

ALCiS has entered into a license and manufacturing agreement with BioZone for the LDS used in ALCiS® Daily Relief Pain Relief Cream. The agreement grants ALCiS an exclusive, world-wide license for the commercialization of the LDS for topical analgesic pain relief applications and body soak preparations and a non-exclusive, world-wide license for the commercialization of the LDS for similar preparations such as body lotions, soap and other dermatological applications.

Under the agreement, ALCiS pays a percentage based royalty, with a minimum royalty of at least $25,000 per month until December 31, 2008, when the minimum monthly royalty increases to $50,000.

Additionally, ALCiS is to pay BioZone non-refundable, prepaid royalties of $400,000. ALCiS paid BioZone the initial $250,000 prior to fiscal 2007 and has been paying BioZone the remaining $150,000 over an 18-month period in equal payments of $8,333 beginning July 30, 2006. As of March 31, 2007, the Company was current with its payments under this arrangement. ALCiS has also granted BioZone 460,000 warrants to purchase shares of its common stock at $2.00 per share.

ALCiS has also entered into a purchase option with BioZone to acquire broader rights to the technology licensed under the license and manufacturing agreement. ALCiS has granted to BioZone 100,000 warrants to purchase shares of its common stock at $2.00 per share. Such purchase option shall continue until September 30, 2007. In the event that ALCiS chooses to exercise such purchase option, ALCiS shall pay BioZone agreed upon amounts of both cash and common stock and the parties shall enter into an asset purchase agreement and other related documents.

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

ALCiS currently has registered U.S. trademarks for “THE SCIENCE OF RELIEF” and “ALCIS” in International Classes 003 and 005. The Company also has a registered U.S. trademark for “ENGINEERED THERAPY FOR MUSCLES AND JOINTS” in International Class 005.

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

Product Development

From inception through March 31, 2006, and during the twelve-month period ended March 31, 2007, the Company spent approximately $466,000 and $1,252,000, respectively, on product development activities. All of these expenditures were made to BioZone as we do not have a research and development staff and consist predominantly of the value of warrants we granted to BioZone in connection with our license.

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

Personnel

ALCiS works with a number of organizations serving as outsourced service providers, including media buying, manufacturing, call centers, fulfillment and warehousing, contract sales representatives, legal and accounting. As such, ALCiS has been able to minimize personnel, and currently has only eleven (11) employees, nine (9) of whom are full-time. ALCiS expects to increase the number of personnel considerably, and to have between 20 to 30 employees by the end of fiscal 2008, with most of the increase in marketing and sales personnel.

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

Since ALCiS commenced its operations in 2004, ALCiS has incurred substantial operating losses. For the period April 1, 2006 through March 31, 2007, ALCiS-CA had a net loss of $5,411,162. ALCiS’ losses from operations have resulted in an accumulated deficit of $10,120,870 at March 31, 2007. ALCiS expects that its operating expenses will outpace revenues for the near future and result in continued losses. ALCiS’ long-term viability, profitability and growth will depend upon successful commercialization of initial products and the development and commercialization of new products relative to its business plan. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. There is no assurance that ALCiS will ever obtain profitability which may lead to the loss of your entire investment.

We face significant competition in the OTC health care and toiletries markets.

The OTC health care and toiletries markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large pharmaceutical companies such as Merck, Pfizer, Johnson & Johnson, and Wyeth, and consumer products companies such as Chattem and Haw Par Healthcare, Ltd, many of which have considerably greater financial and other resources than we do. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

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

Although ALCiS has been testing its products with users and has engaged in sales over the last two years, its products may fail to meet consumer expectations. ALCiS has had little experience in retail distribution and may encounter margins that are less favorable than expected due to unexpected returns, credits and charge-backs. ALCiS will be required to replace products or refund the purchase price to consumers in cases of dissatisfaction. Failure of ALCiS’ products to meet expectations could:

•	damage its reputation,

•	decrease sales,

•	incur costs related to returns,

•	delay market acceptance of its products,

•	result in unpaid accounts receivable, and

•	divert its resources to reformulation or alternative products.

ALCiS needs additional capital to fund its growth.

ALCiS believes that its existing cash, cash equivalents and short-term investments, will be sufficient to meet liquidity and capital requirements only for the next approximately six to nine months assuming our advertising monies spent yield approximately the same amount of revenue from new orders. We are therefore currently actively attempting to raise both debt and equity financing which will dilute your stock ownership in ALCiS as the debt financing would likely have an equity component. There can be no assurance that we will be successful in our financing efforts, or that any financing raised will be on terms we find to be attractive. If ALCiS cannot obtain additional financing on reasonable terms, ALCiS may not have sufficient capital to operate its business as planned and would have to modify its business plan or curtail some or all of its operations. For example, we would reduce our discretionary spending, particularly our advertising and promotion expenses, in order to enable our existing cash to meet our requirements for a longer time period.

There is no assurance that ALCiS will be successful in maintaining its technology licenses.

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS agreed to pay warrants to purchase 400,000 shares of ALCiS Common Stock, $400,000 in advance royalty payments of which $75,000 remain due as of March 31, 2007, and to a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. To secure its option to purchase, ALCiS has provided warrants to purchase another 100,000 shares of ALCiS Common Stock. In the event that ALCiS fails to pay such minimum monthly amounts, ALCiS may lose all licensed rights relating to these technologies. While ALCiS has successfully negotiated contract modifications in the past, there is no assurance ALCiS will continue to be successful in such negotiations.

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

Our trademarks are of material importance to our business and, together with our license agreement with BioZone, are among our most important assets. In fiscal 2007, substantially all of ALCiS’ total revenues were from licensed products. ALCiS’ ability to produce and sell pain management products depends in part on maintaining various trademarks and protecting its operational trade secrets and to a lesser extent on securing patent protection for its products. To protect its proprietary technology, ALCiS will rely upon a combination of proprietary technology and know-how, patents, trademarks, copyrights, confidentiality agreements and/or other contractual covenants to establish and protect its intellectual property rights. There can be no assurance that steps taken by ALCiS to protect its intellectual property will be adequate to prevent infringement or misappropriation of that intellectual property, or that ALCiS’ competitors will not independently develop products substantially equivalent or superior to ALCiS’ products. Any infringement or misappropriation could have a material adverse effect on ALCiS’ future financial results. ALCiS believes its business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against ALCiS and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by ALCiS in the conduct of its business will be available to ALCiS or reasonable terms, if at all. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results. The loss of such rights (or the failure by ALCiS to obtain similar licenses or agreements) could have a material adverse effect on ALCiS’ business, financial condition and results of operations. In addition, it is believed that, from time to time, ALCiS may become involved in intellectual property disputes with third parties, which may not result in a favorable outcome for ALCiS. ALCiS also could incur substantial costs to assert its intellectual property or proprietary rights against others.

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

ALCiS’ revenues and future depend on the successful marketing of pain management and body therapy products. ALCiS cannot assure you that consumers will be interested in purchasing its products. ALCiS currently uses direct marketing to sell its products via television commercials, infomercials, magazine and newspaper advertising and the Internet. Its infomercials and commercials may not generate sufficient income to continue to air the commercials. ALCiS expects that the awareness attained from the direct marketing will support its launch into retail stores. ALCiS may find less success in the selling process than expected. Given that initial growth is focused on Direct Response Television sales, less than forecasted sales in this channel will significantly impact projections. The Company has sought to mitigate this risk by engaging EURO RSCG 4D DRTV, the leader in the industry and the largest direct response media buying company in the world. ALCiS expects the incorporation of this strategic relationship will reduce the risk of underperformance. ALCiS’s strategy is to use direct response advertising to promote its products for sale at retail stores. ALCiS has a limited history in selling to drug store chains, pharmacies, specialty stores and mass retailers. ALCiS may encounter terms dictated by these potential customers that are not acceptable or at a level that is not profitable. If ALCiS’ sales and marketing strategies fail to attract customers, its product sales will not produce future revenues sufficient to meet its operating expenses or fund its future operations. If this occurs, ALCiS’ business may fail and you may lose your entire investment

ALCiS’ current or future manufacturers could fail to fulfill ALCiS’ orders for products which would disrupt its business, increase its costs and could potentially cause it to lose its market.

ALCiS currently depends on one contract manufacturer in California to produce its pain management products. To date ALCiS has received only limited quantities of finished products and does not yet have an operating history that demonstrates that this manufacturer can produce its pain management products in a timely manner or in sufficient volumes. In order to reduce the risk of undersupply, ALCiS will participate in all procurement of longer lead-time materials, stock such materials for ready availability and, initially, stock more inventory than otherwise required under a just-in-time inventory program. The manufacturer may also fail to produce the products to ALCiS’ specifications or deliver them on a timely basis. This manufacturer is located in California and could be subject to risk of natural disasters such as an earthquake resulting in disruption of supply. Any change in manufacturers or location could disrupt its business due to delays in finding a new manufacturer, providing specifications and testing initial production. ALCiS has identified a back-up manufacturer on the East coast and we expect to complete the qualification process of this vendor during FY 2008. There can be no assurance that we will be successful with this potential manufacturer. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline.

ALCiS may not be able to manage expanding operations.

If ALCiS is successful in achieving market acceptance of its products, it will be required to expand its operations quickly, requiring the establishment of technical operations, system administration, and sales and marketing in each target market. This may result in new and increased responsibilities for management and place significant strain on ALCiS’ management, operating and financial systems and other resources. To accommodate such growth and compete effectively, ALCiS will be required to implement and improve information systems, procedures and controls, and to train, motivate and manage its work force. ALCiS’ future success will depend to a significant extent on the ability of its future management personnel to operate effectively. There can be no assurance ALCiS’ personnel, systems; procedures and controls will be adequate to support ALCiS’ future operations.

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

To raise working capital, ALCiS offered common stock and warrants in private transactions that ALCiS believed to be exempt from registration under the Securities Act of 1933, as amended and state securities laws. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against ALCiS or its principals, ALCiS would spend time and financial resources, to pay expenses for defense, rescission awards or regulatory sanctions. The use of funds would reduce the capital available to implement its full plan of operation.

There may be substantial sales of ALCiS’ common stock by existing stockholders which could cause the price of ALCiS’ stock to fall.

Future sales of substantial amounts of ALCiS’ common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of its common stock to decline and could impair the value of your investment in ALCiS’ common stock and its ability to raise equity capital in the future. As of May 31, 2007, ALCiS had 8,961,902 shares of common stock outstanding, of which 7,191,402 shares may be sold immediately without restriction in the public market, if one develops. Of the remaining shares, 1,770,500 shares are considered “restricted” shares under Rule 144. The sales of ALCiS common stock by stockholders having registered stock or even the appearance that such holders may make such sales may depress any trading market that develops before shareholders are able to sell the common stock they received in the Company’s common stock offering conducted during the second half of 2007.

ALCiS’ outstanding warrants and options, and additional future obligations to issue ALCiS securities to various parties, may dilute the value of your investment and may adversely affect ALCiS’ ability to raise additional capital.

As of March 31, 2007, ALCiS had warrants and options outstanding that can be exercised for 4,302,600 shares of its common stock at exercise prices ranging from $0.10 to $4.75 per share. ALCiS has historically issued shares of its common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and ALCiS will continue to grant additional shares of stock and issue stock options in the future. ALCiS can issue 1,300,000 shares of common stock under its 2004 Plan, and as March 31, 2007, had 697,575 outstanding options under the 2004 Plan of which 308,044 were exercisable, leaving 602,425 options available for future grant under the 2004 Plan.

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

ALCiS’ certificate of incorporation authorizes issuance of up to 500,000 shares of preferred stock (“Preferred Stock”) at the discretion of its board of directors. Any undesignated shares of Preferred Stock may be issued by ALCiS’ board of directors; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

The Company’s directors, executives and principal shareholders beneficially own approximately 88% of total outstanding shares, as calculated on a fully diluted basis. Even where these amounts do not constitute a majority, if such persons act in concert, they will have significant power to elect the Company’s directors and, subject to certain limitations, effect or preclude fundamental corporate transactions involving the Company. See “Principal Shareholders” and “Description of Capital Shares.”

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

The Company is headquartered in San Jose, California. The Company’s main headquarters at 2001 Gateway Place, Suite 520W, San Jose, California 95110 comprises approximately 5,900 square feet. The Company rents these headquarters, which are in good condition and can accommodate the executive, accounting, sales and marketing, and administrative staffs.

Item 3.	Legal Proceedings

ALCiS is not a party in any bankruptcy, receivership or other legal proceeding, and to the best of ALCiS’ knowledge, no such proceedings by or against ALCiS have been threatened.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.	Market for the Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is currently no public trading market for ALCiS common stock.

Holders

As of March 31, 2007, there were approximately 375 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Registrant Recent Sales of Unregistered Securities

During the fourth quarter of fiscal year 2007, the Company issued 37,500 of its common shares to three individual investors. These shares were sold at $2.00 per share for cash proceeds totaling to $75,000. All of these shares were sold to accredited individual investors, some of whom were already Company shareholders. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the sale of these shares.

Also during the fourth quarter of fiscal 2007, the Company issued warrants to purchase 10,000 shares of its common stock under its 2004 Stock Plan to a consultant who is an accredited investor. The warrants are exercisable at a price of $2.00 per share and expire 10 years from the date of grant. The warrants vest over a two-year period where 5,000 shares vest after one year and the remaining 5,000 shares vest monthly in the second year. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the sale of these warrants and for the shares issuable upon exercise of these warrants.

Registrant Share Purchases

There were no purchases made by or on behalf of Registrant or any “affiliated purchaser” (as defined in Exchange Act Rule 10b-18(a)(3)) of shares of Registrants $0.001 par value common stock during the fourth quarter of fiscal 2007.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained in Item 7 of this Annual Report. The information contained in this annual report on Form 10-KSB is not a complete description of our business or the risks associated with an investment in our common stock. You are urged to carefully review and consider the various disclosures we made in this Report and in other reports filed with the SEC.

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy; the Company’s anticipated product development and advertising and promotion expenses during some or all of fiscal 2008; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next six to nine months; our plans to raise debt and equity financing; our contingency plan if we don’t raise financing in the next three to six months to then reduce expenses so that we can stretch our cash for another three months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; our ability to effectively reduce cash expenses quickly as a contingency as well as other risks and factors set forth in this Form 10-KSB, including in Item 1 under “Risk Factors” . The information included in this Form 10-KSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Revenue recognition

Net sales consist primarily of products sold directly to consumers via a telephone call center and the internet, shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured.

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers and offers for free product when multiple units are purchased. Current discount offers are treated as a reduction of the purchase price of the related transaction, while the cost of the free product is included in cost of sales at the time of shipment.

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

Stock based compensation

The Company accounts for its stock based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payments”, whereby the cost of share based payments to employees, including grants of employee stock options, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

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

In accordance with EITF 96-18, the stock options or common stock warrants are fair valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the filing of five trademark applications, the development of five proprietary products, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities.

ALCiS began selling its products in May 2005, and has realized annual revenue of approximately $757,000, and $2.3 million during fiscal 2006 and 2007, respectively.

Results of Operations

Net Sales

Net sales for the twelve months ended March 31, 2007 were $2,278,134, compared to $757,219 for the same period of fiscal 2006. The year-over-year increase in net sales is due to our increased sales efforts and advertising during fiscal 2007. Substantially all sales were the result of direct-to-consumer sales activities, and a small amount of wholesale sales or sales to distributors or retailers occurred during the fiscal year. There was no material price erosion for our product offerings.

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

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the charges of the fulfillment contractor, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. For the twelve months ended March 31, 2007, gross profit was $1,418,524 compared to $411,865, or a 244% increase. This increase was primarily due to increased net sales.

	Year Ended March 31,
	2007	2006
Net Sales	$2,278,134	$757,219
Cost of Sales	859,610	345,354

Gross Profit	$1,418,524	$411,865

Gross Margin	62%	54%

Gross margin, which is gross profit as a percent of net sales, for the twelve months ended March 31, 2007, was 62% versus 54% during fiscal 2006. This increase was due to lower manufacturing charges due to increased production volume.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. Product development expenses during the twelve months ended March 31, 2007 were $1,251,573 compared to $465,619 in the previous twelve months, or a 169% increase. Of the $1,251,573, $942,713 was due to stock-based compensation charges from warrants issued to the manufacturer for the exclusive license of the technologies and $308,860 was due to the monthly royalty payments in accordance with our technology contracts. The expense related to the warrants was calculated using the Black-Scholes option pricing model and thus does not represent any cash payments to the manufacturer.

We plan to increase product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses in absolute dollars are likely to increase in the first quarter of fiscal 2008 and for fiscal 2008 as whole. However, product development expenses as a percentage of net sales may fluctuate.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations and employee related expenses.

Advertising and promotion expenses for the twelve months ended March 31, 2007 increased $1,719,857 or 105%, from $1,631,019 to $3,350,876 compared to the same period last year. The increase is primarily attributed to increases in media purchasing, outside sales commission, marketing consulting expense and production costs of approximately $1.1 million, $250,000, $120,000, and $119,000, respectively, compared to the previous year. The remaining overall increase in Advertising and Promotion is comprised of various employee related expenses, travel, and website development, as we continue to expand our sales and marketing efforts.

Advertising and Promotion expenses for the first quarter of fiscal 2008 are expected to increase in absolute dollars as we continue to expand our sales and marketing presence in retail; however, advertising and promotion expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and outside services such as legal, auditing, and tax services.

SG&A expenses for the twelve months ended March 31, 2007 increased $718,145 or 46% from $1,559,708 to $2,277,853 for the comparable period of last year. This increase is primarily attributed to employee related expenses of approximately $465,000 and a $393,493 increase in stock based compensation charges related to certain warrants and options issued to directors and Company advisors. (We incurred stock based compensation charges for employees under FAS 123R for the first time during fiscal 2007, previously having incurred such charges only for directors and consultants.) Other significant increases include office rent of approximately $30,000, and legal & accounting of approximately $213,000.

Other Income, Net

ALCiS earned $53,230 of interest income during the year ended March 31, 2007. The Company did not earn any interest in fiscal 2006.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the years ended March 31, 2007 and March 31, 2006. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Overview

We ended fiscal 2007 with $1,771,989 in cash, cash equivalents, and short-term investments. This represents a decrease of $232,636 when compared with the amount of $2,004,625 on March 31, 2006. As of March 31, 2007, working capital, current assets less current liabilities, was $1,501,374, which represents a decrease of $208,375 from $1,709,749 as of March 31, 2006. The decrease in working capital was mostly the result of cash usage from the Company’s operating loss and increased inventory. Our operating activities used cash of $3,738,487 for the twelve months ended March 31, 2007, and we expect our cash usage to increase as we grow our revenues and increase our operating expenses. As a result, we are currently seeking debt and equity financing in the next three to six months. There can be no assurance that we will be successful in raising financing or that any financing we obtain will be on terms we find attractive.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $232,636 during the twelve months ended March 31, 2007 to $1,771,989 from $2,004,625 at March 31, 2006. The decrease in cash and cash equivalents during the twelve months ended March 31, 2007 is mainly due to higher inventory level, prepaid expenses and negative cash flows from operating activities of $3,738,487.

Our operating activities used cash of $3,738,487 for the twelve months ended March 31, 2007, compared to cash usage of $2,088,652 for the same period in the prior fiscal year. The negative cash flows from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to launch our products. Working capital sources of cash included an increase in accounts payable and accrued expenses of $137,606. Working capital uses of cash included an increase in inventory of $115,811 and prepaid expenses of $55,217 primarily from prepaid television media for the Company’s commercial.

In the comparable period in fiscal 2006, the negative cash flows from operating activities were primarily attributable to developing its line of products and marketing plan. Working capital sources of cash included an increase in accounts payable and accrued expenses of $268,446. Working capital uses of cash included an increase in prepaid expenses of $80,701.

The Company used cash in investing activities by purchasing property and equipment totaling $53,131 and $5,662 in the years ending March 31, 2007 and March 31, 2006, respectively.

Net cash provided from financing activities during the twelve months ended March 31, 2007, was $3,558,982, which consisted of proceeds from the sale of common stock.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet liquidity and capital requirements only for the next approximately six to nine months as the cash usage from our operating activities increases as we increase revenues, and therefore have to build inventory in advance of payment for product, and as we increase our expenditures, especially in sales and marketing. We are therefore beginning to attempt to raise both debt and equity financing. Should we not be successful in raising monies in the next three to six months, we plan to reduce our expenditures in order to attempt to stretch our cash to last us for an additional three months. There can be no assurance that we will be successful in our financing efforts, or that any financing raised will be on terms we find to be attractive, or that we will be able to operate so that our cash lasts us as long as nine months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. ALCiS also has advance royalty payments of $8,333 at the end of each of the first nine months of fiscal 2008 for a total of $75,000. ALCiS leases its office space under a non-cancelable operating lease which expires in August 2008. Future rental payments are approximately $128,000 and $53,000 for fiscal 2008 and 2009, respectively.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets to be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS

No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ALCiS Health, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of ALCiS Health, Inc. (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control of financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALCiS Health, Inc. at March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years ended March 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

July 10, 2007

ALCiS Health, Inc.

Consolidated Balance Sheets

	As of March 31,
	2007	2006
Assets
Current
Cash and cash equivalents	$1,771,989	$2,004,625
Inventory	221,848	106,037
Accounts receivable	9,513	20,218
Prepaid expenses and other current assets	135,918	80,701

Total current assets	2,139,268	2,211,581

Property and equipment, net of accumulated depreciation of $20,503 and $3,567 at March 31, 2007 and 2006, respectively	43,958	7,763
Other assets	41,541	29,505

Total assets	$2,224,767	$2,248,849

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$623,916	$486,309
Deferred revenue	13,978	15,523

Total current liabilities	637,894	501,832

Commitments and contingencies

Shareholders’ equity (deficit)
Common stock; $0.001 par value, 20,000,000 shares authorized, 8,936,902 and 7,148,902 shares issued and outstanding at March 31, 2007 and 2006, respectively	8,937	7,149
Preferred stock	—	—
Additional paid-in capital	11,698,806	6,639,576
Common stock subscribed	—	(190,000)
Accumulated deficit	(10,120,870)	(4,709,708)

Total shareholders’ equity	1,586,873	1,747,017

Total liabilities and shareholders’ equity	$2,224,767	$2,248,849

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006
Revenue	$2,278,134	$757,219

Operating expenses
Cost of sales	859,610	345,354
Advertising and promotion	3,350,876	1,631,019
Selling, general and administrative	2,277,853	949,298
Product development	1,251,573	465,620

Total operating expenses	7,739,912	3,391,291

Operating loss	(5,461,778)	(2,634,072)
Interest income (expense), net	53,230	(2,088)
Other expense, net	(2,614)	(71,221)
Loss on extinguishment of debt	—	(610,410)

Total other income (expense), net	50,616	(683,719)

Net loss available to common shareholders	$(5,411,162)	$(3,317,791)

Net loss per common share:
Basic and fully diluted	$(0.68)	$(0.90)

Number of common shares:
Weighted average common shares outstanding, basic and fully diluted	7,911,894	3,682,911

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years ending March 31, 2007 and 2006

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, March 31, 2005	3,700,000	$3,700	1,000,000	$1,000,000	$14,065	$—	$(1,391,917)	$(374,152)
Director and consultant option expense for the quarter ended June 30, 2005	—	—	—	—	6,100	—	—	6,100
Director and consultant option expense for the quarter ended September 30, 2005	—	—	—	—	6,000	—	—	6,000
Issuance of Series B Preferred Stock and warrants for cash in December 31, 2005	—	—	352,500	458,250	246,750	—	—	705,000
Director and consultant option expense for the quarter ended December 31, 2005	—	—	—	—	6,000	—	—	6,000
Issuance of Series B Preferred Stock and warrants for cash in January 2006	—	—	87,500	113,750	61,250	—	—	175,000
Conversion of notes payable to Series B Preferred Stock and issuance of warrants in January 2006	—	—	974,006	1,948,013	610,410	—	—	2,558,423
Repurchase and retirement of Common Stock for cash in February 2006	(250,000)	(250)	—	—	—	—	—	(250)
Issuance of Common Stock and warrants in a private placement for cash on March 30, 2006, net of offering costs	1,012,500	1,013	—	—	1,833,844	(190,000)	—	1,644,856
Conversion of Series A and Series B Preferred Stock to Common Stock on March 31, 2006	2,414,006	2,414	(2,414,006)	(3,520,013)	3,517,599	—	—	—
Acquisition of Emerging Delta Corporation in a reverse transaction on March 31, 2006	272,396	272	—	—	(273)	—	—	—
Director and consultant option expense for the quarter ended March 31, 2006	—	—	—	—	337,831	—	—	337,831
Net Loss for the year ended March 31, 2006	—	—	—	—	—	—	(3,317,791)	(3,317,791)

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years ending March 31, 2007 and 2006

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, March 31, 2006	7,148,902	$7,149	—	—	$6,639,576	$(190,000)	$(4,709,708)	$1,747,017
Cash received from Common Stock Subscribed as of March 31, 2006	—	—	—	—	—	190,000	—	190,000
Issuance of Common Stock for cash in April 2006	42,500	43	—	—	84,957	—	—	85,000
Consultant option expense for the quarter ended June 30, 2006	—	—	—	—	78,515	—	—	78,515
Technology warrant expense for the quarter ended June 30, 2006	—	—	—	—	942,713	—	—	942,713
Issuance of Common Stock for cash in September 2006	88,000	88		—	175,912	—	—	176,000
Consultant option expense for the quarter ended September 30, 2006	—	—	—	—	338,468	—	—	338,468
Issuance of Common Stock for cash during the quarter ended December 31, 2006, net of offering costs	1,620,000	1,620	—	—	3,031,362	—	—	3,032,982
Consultant option expense for the quarter ended December 31, 2006	—	—	—	—	216,544	—	—	216,544
Issuance of Common Stock for cash during the quarter ended March 31, 2007	37,500	37	—	—	74,963	—	—	75,000
Consultant option expense for the quarter ended March 31, 2007	—	—	—	—	115,796	—	—	115,796
Net Loss for the year ended March 31, 2007	—	—	—	—	—	—	(5,411,162)	(5,411,162)

Balance, March 31, 2007	8,936,902	$8,937	—	$—	$11,698,806	$—	$(10,120,870)	$1,586,873

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,411,162)	$(3,317,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	610,410
Consultant, director and product development option and warrant expense	1,692,037	355,931
Capitalized interest expense	—	71,013
Depreciation	16,935	4,010
Loss on disposal of assets	—	2,214
Changes in operating assets and liabilities:
Inventory	(115,811)	17,177
Accounts receivable	10,705	(20,218)
Prepaid expenses and other current assets	(55,217)	(80,701)
Due from related party	—	5,984
Other assets	(12,036)	(20,650)
Accounts payable and accrued liabilities	137,607	268,446
Deferred revenue	(1,545)	15,523

Net cash used in operating activities	(3,738,487)	(2,088,652)

Cash flows from investing activities:
Purchase of property and equipment	(53,131)	(5,662)

Net cash used in investing activities	(53,131)	(5,662)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	880,000
Proceeds from issuance of common stock	3,558,982	1,644,856
Proceeds from notes payable	—	1,125,000
Repurchase of common stock	—	(250)

Net cash provided by financing activities	3,558,982	3,649,606

Net increase (decrease) in cash and cash equivalents	(232,636)	1,555,292
Cash and cash equivalents at beginning of period	2,004,625	449,333

Cash and cash equivalents at end of period	$1,771,989	$2,004,625

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$261

Non-cash financing activities
Conversion of notes payable and related accrued interest into preferred stock	$—	$1,948,013

Conversion of preferred stock into common stock	$—	$3,520,013

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 1 - Organization and Business

On March 30, 2006, ALCiS Health, Inc. (“ALCiS-CA”), a California corporation incorporated on April 13, 2004, entered into a Plan of Merger and Merger Agreement (the “Merger”) with Emerging Delta Corporation (“Delta”), a Delaware corporation incorporated on February 10, 1993, pursuant to which Delta acquired ALCiS-CA in a reverse merger transaction with ALCiS-CA being the accounting acquirer and surviving corporation. Prior to the Merger, Delta was a public shell company with minimal assets and operations.

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

The Merger for accounting and financial reporting purposes is accounted for as an acquisition of Delta by ALCiS-CA. As such ALCiS-CA was the accounting acquirer in the Merger, and the historical financial statements of ALCiS-CA are the financial statements for ALCiS following the Merger.

Following and under the terms of the Merger, ALCiS granted a stock dividend of 5.25 shares to each of its common shareholders which has the effect of a 6.25 for 1 stock split, resulting in 7,148,902 shares of common stock issued and outstanding. In addition, 200,000 warrants to purchase the ALCiS’s common stock were granted to two former directors of Delta for consulting services. These warrants have an exercise price of $2.00 per share, a term of 10 years with 50% vesting upon issuance and the remaining 50% vesting after one year. An additional 18,750 warrants were issued to two other former directors of Delta as a replacement for warrants previously issued by Delta. These warrants have an exercise price of $2.00 per share and vest immediately upon grant. Finally, the Company assumed 26,875 options with an exercise price of $2.40 per share and 12,500 options with an exercise price of $1.91 per share from Delta. These options are fully vested and expire in March 2008. ALCiS estimated the fair value of these options using the Black-Scholes option-pricing model and recorded the related expense in the current period for vested awards and will record expense related to unvested awards over the vesting period.

ALCiS also issued 120,000 warrants to two former directors of Delta upon their joining its Board of Directors. These warrants have an exercise price of $2.00 per share, a term of 10 years and vest at a rate of 5,000 shares per quarter. ALCiS estimated the fair value of these warrants using the Black-Scholes option-pricing model and is recording the related expense over the vesting period.

ALCiS markets and distributes over-the-counter health care products, including ALCiS® Daily Relief Pain Relief Cream and related products. Initially the products will be sold primarily through direct-response advertising and web commerce. The Company plans on introducing ALCiS® Daily Relief Pain Relief Cream into retail channels in fiscal year 2008.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 1 - Organization and Business (Continued)

Prior to September 30, 2006, the Company was in the development stage as it had been primarily engaged in developing its marketing strategy and infrastructure and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company will finance its operations primarily through its existing cash, future financing and revenues from product sales.

Note 2 - Summary of Significant Accounting Policies

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory

Inventory consists of ALCiS® Daily Relief Pain Relief Cream and related products available for sale to consumers and packing materials. Inventory is valued at the lower of first-in, first-out cost or market.

Property and equipment

Property and equipment, consisting primarily of computer equipment, is carried at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue recognition

Net sales consist primarily of products sold directly to consumers via a telephone call center and the internet, shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured.

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At March 31, 2007, the reserve for sales returns was $32,120 and was recorded as an accrued liability.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers and offers for free product when multiple units are purchased. Current discount offers are treated as a reduction of the purchase price of the related transaction, while the cost of the free product is included in cost of sales at the time of shipment.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 2 - Summary of Significant Accounting Policies (Continued)

Prepaid Royalties

Under the license and manufacturing agreement with the patent owner of the liposomal delivery system used in ALCiS® Daily Relief Pain Relief Cream, prepaid royalties consists of the difference between the actual royalties owed and the minimum monthly payment due, when the minimum monthly payment exceeds the actual royalties owed. In addition, certain up-front payments are characterized as prepaid royalties. Prepaid royalties are available to offset future royalties when actual royalties owed exceed the minimum monthly payment due. At that time, the prepaid royalties can be applied to the actual royalties owed and reduce the actual payment to the minimum amount due. The prepaid royalties expire upon the termination of the license and manufacturing agreement.

The Company charges to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company does not record an asset for prepaid royalties available for future sales (See Note 6 for further discussion).

Advertising expenses

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Costs for direct-response advertising are capitalized and amortized over the estimated useful life of the advertisement.

Product development

Product development costs relate to costs incurred in the development of its product, ALCiS® Daily Relief Pain Relief Cream, and are expensed as incurred.

Shipping and handling costs

Shipping and handling costs are included in cost of sales as incurred in the consolidated statement of operations.

Stock based compensation

The Company accounts for its stock based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments”, whereby the cost of share based payments to employees, including grants of employee stock options, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments.

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

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

Earnings (loss) per share is as follows:

	Period ended March 31,
	2007	2006
Basic and Diluted:
Net loss available to common shareholders	$(5,411,162)	$(3,317,791)

Net loss per share available to common shareholders	$(0.68)	$(0.90)

Weighted average common shares outstanding	7,911,894	3,682,911

For the years ended March 31, 2007 and 2006, potential dilutive common shares under the warrant agreements and stock option plan of 4,302,600 and 1,634,525, respectively, were not included in the calculation of diluted loss per share as they were antidilutive.

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

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact on its consolidated financial statements.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 2 - Summary of Significant Accounting Policies (Continued)

Recently issued accounting standards (Continued)

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets to be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 4 - Income Taxes

The Company files a U.S. Federal income tax return. The components of the Company’s deferred tax assets are as follows:

	March 31,
	2007	2006
Loss carryforwards	$2,291,484	$998,088
Stock options and warrants	903,815	328,522
Intangible assets	218,214	254,759
Returns reserve	10,921	7,728
Deferred revenue	4,753	5,278
Property and equipment	—	—

	3,429,187	1,594,375
Less: valuation allowance	(3,429,187)	(1,594,375)

	$—	$—

As of March 31, 2007, the Company had generated U.S. net operating loss carryforwards of approximately $6,739,658 which expire beginning in 2025. These net operating loss carryforwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its loss carryforwards. Additionally, because Federal tax laws limit the time during which the loss carryforwards may be applied against future taxes, if the Company fails to generate sufficient taxable income prior to the expiration date, it may not be able to utilize the loss carryforwards. As the Company is not yet profitable and there is no assurance of future taxable income, a valuation allowance has been recorded to fully offset the deferred tax assets at March 31, 2007 and 2006. For the year ended March 31, 2007, the valuation allowance increased by $1,834,810.

Income tax expense (benefit) for the years ended March 31, is as follows:

	2007	2006
Current:
Federal	$—	$—
State and local	—	—

	—	—

Deferred
Federal	$—	$—
State and local	—	—

	$—	$—

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended March 31, as follows:

	2007	2006
Computed “expected” income tax expense (benefit)	$(1,839,795)	$(1,128,049)
State income taxes, net of federal tax effect	—	—
Changes in deferred tax valuation allowance	1,834,810	1,124,081
Other, net	4,985	3,968

Actual income tax expense (benefit)	$—	$—

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 5 - Equity

Common stock

During February 2006, the Company agreed to repurchase and retirement of 250,000 shares of its common stock from one of its founders for cash totaling $250.

On March 30, 2006, the Company completed the Offering of 1,012,500 shares of its common stock for gross proceeds of $2,025,000, recorded net of the direct cost of the Offering totaling $190,144. As additional consideration, the purchasers received 202,500 warrants to purchase common stock with an exercise price of $2.00 per share, 202,500 warrants to purchase common stock with an exercise price of $3.75 per share and 100,000 warrants to purchase common stock with an exercise price of $4.75 per share. In April 2006, the Company sold an additional 42,500 shares of its common stock for gross cash proceeds of $85,000. In addition, the purchasers received 8,500 warrants to purchase common stock with an exercise price of $2.00 per share and 8,500 warrants to purchase common stock with an exercise price of $3.75 per share. The warrants are exercisable immediately and expire 10 years from the date of issuance. The Offering and Merger were conditional upon each other.

On March 31, 2006, the Company issued 272,500 shares of its common stock to the shareholders of Emerging Delta Corporation to effect the reverse merger transaction described in Note 1.

During the fiscal year 2007, the Company issued 1,788,000 shares of its common stock at $2.00 per share for cash proceeds of $3,576,000, recorded as $3,369,000 net of the direct costs of the offering totaling $207,000. As additional consideration, the Company issued the investors 1,325,000 warrants to purchase common stock with an initial exercise price of $2.30. The warrants are exercisable immediately, expire on December 31, 2011 and escalate in price every six months as follows:

Months After Issuance	Warrant Price
1 – 6	$2.30
7 – 12	$3.00
13 – 18	$4.00
19 – Term	$5.00

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

On March 31, 2006, the Merger was consummated and all of ALCiS-CA’s Preferred Stock was converted into 2,414,006 shares of its common stock. Following the Merger, the Company is authorized to issue 500,000 shares of preferred stock. At March 31, 2007, there are no shares of preferred stock issued or outstanding.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 5 - Equity (Continued)

2004 Stock Plan

Effective September 28, 2004, the Company’s Board of Directors approved the ALCiS Health, Inc. 2004 Stock Plan (the “Stock Plan”). The Stock Plan as amended on March 31, 2006 in conjunction with the Merger is discretionary and allows for an aggregate of up to 1,300,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock purchase rights. The Stock Plan is administered by the Board of Directors which has exclusive discretion to select participants who will receive the awards and determine the type, size and terms of each award granted.

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

In May 2006, the Company issued warrants to purchase 25,000 shares of its common stock under the Stock Plan to an advisory board member. The options are exercisable at a price of $2.00 per share, vest quarterly over three years and expire 10 years from the date of grant.

In January 2007, the Company issued warrants to purchase 10,000 shares of its common stock under the Stock Plan to a consultant. The warrants are exercisable at a price of $2.00 per share and expire 10 years from the date of grant. The warrants vest over a two year period where 5,000 shares vest after one year and the remaining 5,000 shares vest monthly in the second year.

Expense relating to the options and warrants granted to non-employees was $240,320 and $346,040 for the years ended March 31, 2007 and 2006, respectively, and was calculated using the Black-Scholes option-pricing model.

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

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 5 - Equity (Continued)

Options and warrants issued to employees and directors (Continued)

In July 2006, the Company issued to three members of its Board of Directors warrants to purchase a total of 130,000 shares of its common stock at an exercise price of $2.00 per share. The options have a term of 10 years and vest quarterly. The Company also issued to two Officers options to purchase a total of 336,570 shares of its common stock at an exercise price of $2.00 per share. The options have a term of 10 years and 86,570 shares were immediately vested. The remaining 250,000 shares vest monthly over four years.

During the year ending March 31, 2007, the Company issued to employees options to purchase a total of 161,005 shares of its common stock at an exercise price of $2.00 per share. The options have a term of 10 years and vest monthly over a four year period.

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

	Year Ended March 31,
	2007	2006
Expected life (years)	5.70	6.50
Risk-free interest rate	5.0%	4.3%
Dividend yield	—	—
Volatility	97%	115%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $261,733 and $9,891 for the years ended March 31, 2007 and 2006, respectively, and there is $441,779 associated with nonvested awards that will be expensed in the future over a weighted average period of 1.23 years.

Summary stock option information

Information regarding the options and warrants granted is as follows:

	Year Ended March 31,
	Options		Warrants
	2007	2006	2007	2006
Outstanding, beginning of year	200,000	140,000	1,434,525	—
Granted	497,575	60,000	2,170,500	1,434,525
Exercised	—	—	—	—
Forfeited or cancelled	—	—	—	—

Outstanding, end of year	697,575	200,000	3,605,025	1,434,525

Exercisable, end of year	308,044	56,563	3,399,192	1,214,525

Available for grant	602,425	1,100,000

At March 31, 2007, the aggregate intrinsic value of stock options outstanding is $230,000 with a weighted average remaining contractual term of 6.2 years and the aggregate intrinsic value of stock options exercisable is $139,345 with a weighted average remaining contractual life of 6.4 years.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 5 - Equity (Continued)

Summary stock option information (Continued)

Information regarding the weighted average exercise prices of options and warrants outstanding is as follows:

	Year Ended March 31,
	Options		Warrants
	2007	2006	2007	2006
Outstanding, beginning of year	$0.90	$0.36	$2.76	$—
Granted	2.00	2.00	2.00	2.76
Exercised	—	—	—	—
Forfeited or cancelled	—	—	—	—

Outstanding, end of year	$1.67	$0.90	$2.58	$2.76

Exercisable, end of year	$1.55	$0.43	$2.46	$2.89

Weighted average fair value of options and warrants granted	$1.69	$1.79	$2.20	$1.75

The following table summarizes significant information about stock options and warrants outstanding at March 31, 2007.

Grant Date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
October 2004	100,000	—	62,813	$0.10	7.5
March 2005	40,000	—	20,000	$1.00	3
Dec 2005	—	141,000	141,000	$2.88	8.75
Jan 2006	60,000	—	25,000	$2.00	8.83
Jan 2006	—	410,400	410,400	$2.88	8.83
March 2006	—	505,000	505,000	$3.25	9
March 2006	—	378,125	298,125	$2.03	8.17
April 2006	—	17,000	17,000	$2.88	9
May 2006	—	585,000	566,250	$2.00	9.08
July 2006	365,075	130,000	210,075	$2.00	9.25
December 2006	—	1,428,500	1,428,500	$2.30	4.75
March 2007	132,500	10,000	23,073	$2.00	10

Note 6 - Commitments and Contingencies

License and manufacturing agreement

The Company has entered into a license and manufacturing agreement with the patent owner (the “Manufacturer”) of the liposomal delivery system used in ALCiS® Daily Relief Pain Relief Cream. The agreement grants the Company an exclusive, world-wide license for the commercialization of the liposomal delivery system for topical analgesic pain relief applications and body soak preparations and a non-exclusive, world-wide license for the commercialization of the liposomal delivery system for similar preparations such as body lotions and soap.

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

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

Note 6 - Commitments and Contingencies (Continued)

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

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS® Daily Relief Pain Relief Cream. The Manufacturer is currently the Company’s sole provider of ALCiS® Daily Relief Pain Relief Cream.

Operating Lease

The Company leases its office space under a non-cancelable operating lease which expires in August 2008. Future rental payments are approximately $128,000 and $53,000 for fiscal 2008 and 2009, respectively. Rent expense was $70,730 for the year ended March 31, 2007.

Note 7 - Related Party Transactions

In January 2006, the Company entered into an agreement with a law firm owned by a former director, officer, and employee who is also a holder of 750,000 shares of its common stock. Under the agreement, the Company receives a discount off of regular billing rates in exchange for a monthly commitment of time. The agreement terminated on October 31, 2006 but ALCiS still uses the law firm’s services from time to time for various corporate law issues. For the periods ended March 31, 2007 and 2006, the Company made payments totaling $86,268 and $55,701, respectively.

Note 8 - Subsequent Events

In April 2007, the Company sold in a private placement 25,000 shares of common stock for gross cash proceeds of $50,000.

In June 2007, an investor exercised 10,000 warrants at $2.00 per share for total cash proceeds of $20,000. Also in June 2007, an additional investor exercised 50,000 warrants at $2.30 per share for total cash proceeds of $115,000.

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

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting Stockholders to be held on September 14, 2007 (the “2007 Proxy Statement”).

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is set forth in the 2007 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that

(1) where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2) where this Item calls for disclosure regarding the composition of the audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2007 Proxy Statement under the caption “Board Meetings and Committees and Audit Committee Financial Expert” and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. We have posted the text of such code of ethics on our website at www.alcis.com/investors. Information on our website is not part of this report.

Item 10.	Executive Compensation

The information required by this Item is set forth in the 2007 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, and “Stock Option Table” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the 2007 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, and “Stock Option Table” and is incorporated herein by reference.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2007 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions is set forth in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference and information related to director independence is set forth in the 2007 Proxy Statement under the caption “Directors and Executive Officers of the Registrant” and is incorporated herein by reference.

Item 13.	Exhibits

The following exhibits are either incorporated by reference from prior filings or included with this filing as indicated below.

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006****

10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006****

21.0	List of Subsidiaries*

24.0	Power of attorney, included on pages 44 and 45

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 47

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 48

32.1	Section 1350 Certification of Brian J. Berchtold, principal executive officer and president; filed herewith as page 49

32.2	Section 1350 Certification of Mark E. Lemma, principal financial officer; filed herewith as page 50

*	Incorporated by reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
****	Incorporated by reference as exhibit of the same number from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2007, and filed with the SEC on August 14, 2007.
+	Confidential treatment has been requested for portions of this exhibit.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in the 2007 Proxy Statement under the caption “Ratification of Independent Authors—Audit and Non-Audit Fees” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCiS HEALTH, INC.

Dated: July 13, 2007	By:	/s/ Brian J. Berchtold
Brian J. Berchtold
President and Chief Executive Officer

	By:	/s/ Mark E. Lemma
Mark E. Lemma
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian J. Berchtold and Mark E., Lemma and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian J. Berchtold	Director, Chief Executive Officer, President	July 13, 2007
Brian J. Berchtold

/s/ Mark E. Lemma	Chief Financial Officer	July 13, 2007
Mark E. Lemma

/s/ Douglas Glader	Chairman of the Board, Director	June 29, 2007
Douglas Glader

/s/ David Booth	Director	June 29, 2007
David Booth

/s/ Allen F. Campbell	Director	June 29, 2007
Allen F. Campbell

/s/ Jerry Jarrell	Director	June 29, 2007
Jerry Jarrell

/s/ Ravinder Sajwan	Director	June 29, 2007
Ravinder Sajwan

/s/ David Scoffone	Director	June 29, 2007
David Scoffone

ALCiS HEALTH, INC.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant*
3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*
3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*
3.4	Bylaws of the Registrant*
4.1	Form of Certificate of Common Stock of Registrant**
4.2	Form of Warrant*
4.3	Amended 2004 Stock Plan*
4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*
4.5	Form of Lock-up Agreement for certain investors*
10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***
10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+
10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*
10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*
10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*
10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*
10.7	Form of Indemnification Agreement*
10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006****
10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006****
21.0	List of Subsidiaries*
24.0	Power of attorney, included on pages 44 and 45
31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 47
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 48
32.1	Section 1350 Certification of Brian J. Berchtold, principal executive officer and president; filed herewith as page 49
32.2	Section 1350 Certification of Mark E. Lemma, principal financial officer; filed herewith as page 50

*	Incorporated by reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
****	Incorporated by reference as exhibit of the same number from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2007, and filed with the SEC on August 14, 2007.
+	Confidential treatment has been requested for portions of this exhibit.