Form 10KSB/A
period 2007-03-31
ALCiS Health, Inc.
filed 2007-07-30
CIK 904145

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

Total Pages in Amended Report: 20

Exhibit Index is on Page 16

Explanatory Note: This Amendment is being filed to include the required information under Part III which was omitted in the original filing as the Company no longer intends to hold an Annual Stockholders’ Meeting in the time frame that a Proxy Statement is able to be filed before the end of July, 2007.

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

Name	Age	Position with ALCiS	Serving Since
Brian Berchtold	42	Chief Executive Officer, President and Director	2006	(1)
Mark Lemma	42	Chief Financial Officer, Corporate Secretary	2006	(1)
Doug Glader	63	Director	2006	(1)
David Booth	63	Director	2006	(1)
Ravinder Sajwan	45	Director	2006	(1)
David Scoffone	51	Director	2006	(1)
Allen Campbell	64	Director	2002
Jerry Jarrell	65	Director	1993

(1)	This is the date of the Merger. All of these persons had served ALCiS-CA previously; starting in 2006 were Messrs. Berchtold and Scoffone while starting in 2004 were Messrs. Lemma, Glader, Booth, and Sajwan.

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

Mark Lemma has been Chief Financial Officer and Corporate Secretary of ALCiS since November 2004. Prior to joining ALCiS, Mr. Lemma most recently managed financial operations as Chief Financial Officer and Corporate Controller of Thales Navigation, Inc. a $200 million multi-national manufacturer in the Global Positioning System (“GPS”) industry (October 2001- November 2004). Prior to those responsibilities, he served as CFO and Vice President of Finance for Onvantage, Inc. a publicly traded Internet service provider (June 2000- July 2001). Previously, as a Certified Public Accountant, after working for Ernst & Young, Mr. Lemma held various positions, including as a partner and co-founder of a CPA firm. Mr. Lemma holds a B.S. undergraduate degree in Commerce — Accounting from Santa Clara University. Mr. Lemma is licensed as a Certified Public Accountant (inactive) in California.

Doug Glader has been a director of ALCiS, since April 2004. Mr. Glader currently serves as Chairman, President and CEO of publicly traded Procera Networks, Inc., a company that he founded in May 2002 that develops integrated hardware and software solutions for the networking industry. From 1994 to 2002, Mr. Glader worked for Digi International, including serving as Chief Operating Officer from February 1999 to May 2002. Mr. Glader has also served on the Board of Uromedica Inc. in Minneapolis MN, from 1999 to present. Mr. Glader has over 30 years of business experience with other high growth Silicon Valley firms, including Memorex, Measurex, Altus, Greyhawk and Direct Corporations. Mr. Glader has a B.S. in Business Administration from Northern State College (South Dakota) and serves on several boards and advisory teams of charitable organizations in the Bay Area.

David Booth has been a director of ALCiS since October, 2004. Mr. Booth is a former senior executive with Pfizer Inc. from which he retired in 1998 after 28 years. His most recent positions were as President and CEO of Schneider Americas, American Medical Systems and Valley Labs. These three companies were components of the Pfizer Medical Technology Group. Prior to joining the Medical Technology Division, he worked as Vice President Pharmaceuticals for Pfizer International and was a member of the Pfizer International Board. Since retiring from Pfizer, Mr. Booth has worked as a consultant in the healthcare arena and has served as a director on several Boards. He was a Director of Direct Merchants Bank, a division of Metris Companies Inc. (MXT NYSE) from August, 2001 to December, 2005 when the company was acquired. He currently serves on the Board of CryoCath Technologies Inc. (CYT TSX ) a Canadian public healthcare company as well as on the Boards of four privately held companies in the healthcare field.

Ravinder “Ravi” Sajwan has been a director of ALCiS since April 2004. Mr. Sajwan co-founded Ample Communications (Communications IC manufacturer) in September 2000 and currently serves as Chief Technical Officer and Director. Prior to founding Ample, Mr. Sajwan served as Chief Technical Officer of Acclaim Communications, a company he helped co-found in May 1995. Upon Acclaim’s acquisition by Level One and subsequently Intel, Mr. Sajwan stayed as a technical consultant to Level One and Intel and helped drive communications product strategies until Oct. 1999. Prior to Acclaim, Mr. Sajwan served as Architect of Integrated Telecom Technology, Inc. (“IGT”). Mr. Sajwan also co-founded Network Synthesis, Inc. an ATM silicon solutions provider that was acquired by IGT. In addition, Mr. Sajwan spent several years at Stratacom Inc., where he held key senior technical positions. Mr. Sajwan has over 22 years of experience in the communications industry. Mr. Sajwan graduated with honors and holds an M.S.E.E. from Polytechnic Institute of Brooklyn (New York).

David Scoffone has been a director of ALCiS since January 2006. Mr. Scoffone is the Chief Executive Officer and President of ATS, a California based transportation company. Mr. Scoffone started with ATS in 1978 and became the CEO and President in May of 1986. Under Mr. Scoffone’s direction ATS expanded into a global transportation enterprise with operations in the California communities of Fremont, Oakland, Santa Rosa, Sacramento, Brentwood, Stockton, Fresno and Long Beach, as well as Tempe, Arizona and Dallas, Texas. At ATS, Mr. Scoffone also established a real estate division and venture capital operation, and through these activities, assisted in taking a number of companies public. He was involved in the formation of Plaza Bank where he served on the advisory board from June 1979 through March 1992. Mr. Scoffone was a founder and advisory board member of Heritage Bank from April 1994 through November 2003. In February 1998, Mr. Scoffone was instrumental in opening Heritage Bank South Valley in Morgan Hill and Gilroy, California, where Mr. Scoffone served on the board of directors from March 1998 to October 2004. In November 2004, Mr. Scoffone began the formulation of Pinnacle Bank which was later founded in June 2006 with branches in Morgan Hill and Gilroy, California. Mr. Scoffone attended the University of Santa Clara in 1974 and continued his studies at the University of Montana (1974 – 1978) where he majored in business and communications.

Allen Campbell has been a director of Delta (now ALCiS) since 2002. Mr. Campbell has been engaged in independent financial consulting, corporate development and investment portfolio management since 1980. In the mid 1980s, he was the founder and chairman of a company that became International Murex Technologies, a biotechnology company principally well-known for the innovative SUDS™ rapid AIDS diagnostic test for AIDS. Murex was eventually sold to Abbott Labs. Mr. Campbell also has experience as an investment banker, as a consultant with an international technology and management consulting firm, and as an attorney at law. He holds the following degrees: BA, College of Wooster (1964); JD, Columbia University (1967); MBA, University of Chicago (1972). Mr. Campbell is licensed as an attorney (inactive) in Ohio and New Jersey.

Jerry Jarrell has been a director of Delta (now ALCiS) since Delta’s inception in February 1993. Mr. Jarrell served as Delta’s Chief Financial Officer and Treasurer from its inception in February 1993 until the Merger. Mr. Jarrell has served as Chief Financial Officer and Director of Starship Dining from 1999 to the present. Mr. Jarrell has served as Chief Financial Officer and Director of EMDSI-Hunt Power from 2005 to the present. Mr. Jarrell was Chief Financial Officer and Director of Compressco, Inc. from October 1999 to the sale of the business in July 2004. He was a non-executive Director of Independent Energy Holdings PLC from May 1998 to September 2000. Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy from April 1991 to May 1998. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from June 1977 to May 1990. He was Secretary-Controller for Offshore Logistics from August 1971 to April 1977. He was a Certified Public Accountant with Arthur Andersen and Company from June 1966 to June 1971. He holds a B. S. degree in accounting from Louisiana Tech University.

(b) Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and beneficial owners of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all officers, directors, and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements for the 2007 fiscal year. The SEC’s filings database website at “http://www.sec.gov./cgi-bin/browse-edgar?action=getcompany&CIK=0000904145&owner=include&count=40” contains the electronic filings of Forms 3, 4, and 5 of the Company’s directors and executive officers. Alternatively, the Company’s website, www.alcis.com/investors, provides a hypertext link to these SEC Section 16(a) filings.

(c) Audit Committee; Audit Committee Financial Expert

The current members of our audit committee are Jerry Jarrell (chairman), David Scoffone and Ravi Sajwan. Our board of directors has determined that Mr. Jarrell is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B promulgated by the Securities and Exchange Commission. Each of these persons is an independent director as defined under NASDAQ marketplace rule 4200(a)(15). As we add additional independent members to our board of directors as required by applicable securities law or exchange listing guidelines when applicable, one or more of such independent directors may be appointed to our audit committee or the membership of the committee may be changed.

(d) Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. We have posted the text of such code of ethics on our website at www.alcis.com/investors.

(e) Nomination of Directors

The Board of Directors will consider nominees proposed timely by the stockholders. Any stockholder who wishes to recommend a prospective nominee for consideration by the Board of Directors may do so by giving timely notice of the candidate’s name and qualifications in writing to the Secretary of the Company at the Company’s principal executive offices.

Director Compensation

Non-employee directors receive no annual fee and no meeting fee for each meeting of the board of directors or a board committee the director attends. Upon election to the board, non-employee directors received a warrant to purchase 60,000 shares of our Common Stock. The warrants have a ten year term and vest quarterly over a three year period.

The following Non-Executive Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to ALCiS during the year ended March 31, 2007:

Non-Executive Director Compensation Table for Fiscal Year 2007

Name	Fees Earned or Paid in Cash ($) (1)	Option/Warrant Awards ($) (2) (3)	Total Compensation ($)
Doug Glader	$—	$26,064	$26,064

David Booth	$—	$5,551	$5,551

Ravinder Sajwan	$—	$26,064	$26,064

David Scoffone	$—	$35,708	$35,708

Allen Campbell	$—	$35,708	$35,708

Jerry Jarrell	$—	$35,708	$35,708

1)	The amounts listed under “Fees Earned or Paid in Cash” are based on actual payments made to our non-employee directors which include the standard Board and Committee member and chairman retainers and meeting fees described under “Director Compensation” immediately preceding this table. The Company does not currently pay our outside directors any cash compensation for their services as a director.
2)	Represents the amount of the total fair value of option awards granted in fiscal year 2007 and prior years recognized as stock-based compensation expense for financial statement reporting purposes for the fiscal year ended March 31, 2007, in accordance with SFAS No. 123(R) Share-Based Payments. Please see a discussion of all assumptions used in the valuation of these awards in Note 2 and Note 5 of our financial statements which are included in Part II Item 7 of this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.
3)	The number of warrants or options held at fiscal year end for their service as directors are as follows: Mr. Glader – 60,000; Mr. Booth – 60,000; Mr. Sajwan – 60,000; Mr. Scoffone – 60,000; Mr. Campbell – 60,000; Mr. Jarrell – 60,000. Other warrants held by directors in conjunction with their purchase of our stock or merger related activities are noted below in Item 11.

In addition, we reimburse the directors for their travel expenses incurred in attending meetings of the Board or its committees, as well as for fees and expenses incurred in attending director education seminars and conferences. The directors do not receive any other compensation or personal benefits.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our chief executive officer and chief financial officer, who comprise our named executive officers as they are our only two executive officers, for services rendered in all capacities to ALCiS during the fiscal year ended March 31, 2007.

Fiscal 2007 Summary Compensation Table

Name and Principal Position	Salary ($)	Option Awards ($) (1)	All Other Comp. ($) (2)	Total ($)
Brian Berchtold	$175,000	$96,930	$6,474	$278,404
Mark Lemma	$175,000	$162,087	$5,886	$342,973

1)	Represents the amount of the total fair value of option awards granted in fiscal year 2007 and prior years recognized as stock-based compensation expense for financial statement reporting purposes for the fiscal year ended March 31, 2007, in accordance with SFAS No. 123(R), Share-Based Payments. Please see a discussion of all assumptions used in the valuation of these awards in Note 2 and Note 5 to our audited financial statements which are included in Part II Item 7 of this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.
2)	All other compensation for 2007 consists of medical premiums paid by the Company.

The following table sets forth information concerning the outstanding equity awards held by the named executive officers at March 31, 2007.

Outstanding Equity Awards at Fiscal 2007 Year End Table

	Number of Securities Underlying UnexercisedOptions (#)		OptionExercise Price ($/Sh)	Option Expiration Date
Name	Exercisable	Unexercisable(1)
Brian Berchtold	43,285		2.00	July 20, 2016
	12,500	37,500	2.00	July 20, 2016

Mark Lemma	43,285		2.00	July 20, 2016
	50,000	150,000	2.00	July 20, 2016

1)	The unexercisable options for both Mr. Berchtold and Mr. Lemma vest monthly over a four year period.

The Company has no employment agreements with its named executive officers and no compensatory or other arrangement with its named executive officers in the event of their resignation, retirement, or employment termination or from a change in control. The Company has no plan providing for retirement benefits for its named executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding ALCiS common stock beneficially owned on May 31, 2007 for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group. The table assumes a total of 8,936,902 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of May 31, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

	Amount of Beneficial Ownership	Percent Beneficial Ownership
Name of Beneficial Owner (1)
Ample Ventures (2)	877,601	9.7%
Brian Berchtold (3)	759,952	8.4%
David Booth (4)	100,174	1.1%
Allen Campbell (5)	247,992	2.7%
Eric Glader (6) (16)	828,505	9.2%
Doug Glader (7) (16)	507,834	5.6%
Jerry Jarrell (8)	175,520	1.9%
Jay Landrum (9)	750,000	8.4%
Mark Lemma (10)	609,952	6.7%
Ravinder Sajwan (11)	321,667	3.6%
David Scoffone (12)	126,667	1.4%
Al Gonsoulin (13)	801,562	8.7%
Banyan Investors, LP (14)	2,000,000	20.1%
All ALCiS Executive Officers and Directors as a Group (8 Persons) (17)	2,849,755	26.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”), which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2)	600,000 shares were purchased as ALCiS-CA Series A Preferred at $1.00 per share. 195,101 shares are owned as a result of a conversion of $375,000 in ALCiS-CA convertible notes at $2.00 per share. Also includes 37,500 warrants exercisable at $2.00 per share, and 37,500 warrants exercisable at $3.75 per share. 7,500 shares were purchased in October 2006 at $2.00 per share.
(3)	700,000 shares of common stock purchased as ALCiS-CA founder’s shares. See Note 15. Includes 59,952 shares purchasable at $2.00 per share within 60 days upon exercise of an option granted under the Company’s stock option plan. In July 2006, Mr. Berchtold was granted 93,285 options at $2.00 per share in connection with services as a Director and Officer, with 43,285 of those shares vested upon grant and the remaining subject to monthly vesting starting April 1, 2006 over the following four years.
(4)	50,000 shares were purchased as ALCiS-CA Series A Preferred at $1.00 per share. Includes 34,063 and 3,610 shares purchasable at $0.10 and $2.00 per share respectively, within 60 days upon exercise of an option granted in connection with services as a director. Mr. Booth was granted 50,000 options in connection with services as a Board member, with 10% of those shares vested upon grant with the remaining 90% subject to vesting monthly over the following four years. In July 2006, Mr. Booth was granted 10,000 warrants at $2.00 per share in connection with services as a Board member, vesting quarterly over three years starting April 1, 2006.
(5)	Includes 12,500 shares of common stock purchased in the Offering at $2.00 per share and two sets of accompanying warrants of 2,500 shares each, exercisable at $2.00 and $3.75 per share. Includes 178,542 shares purchasable upon exercise of option within the next sixty days, including 151,667 at $2.00 per share and 26,875 at $2.40 per share. Mr. Campbell holds a total of 211,875 options granted in connection with services rendered as a director of ALCiS and as an officer and director of Emerging Delta Corporation. 125,000 of these options are exercisable at $2.00 per share, and are fully vested. 26,875 of these options are exercisable at $2.40 per share, and are fully vested. 60,000 of these options are granted for Mr. Campbell’s service as a Board Member and are exercisable at $2.00 per share, with 5,000 shares vesting each quarter elapsed from the date of grant. Mr. Campbell holds 51,450 shares in the Registrant he held prior to the Merger with ALCiS-CA; such shares are registered. In September 2006, Mr. Campbell purchased 500 shares of common stock at $2.00 per share.

(6)	800,000 shares are ALCiS-CA common stock purchased as founder’s shares. See Note 15. Includes 28,505 shares purchasable at $2.00 per share within 60 days upon exercise of an option granted under the Company’s stock option plan. In July 2006, Mr. Glader was granted 28,505 options at $2.00 per share in connection with services as an employee all of which are fully vested.
(7)	300,000 shares are ALCiS-CA common stock purchased as founder’s shares. See Note 15. 125,000 shares were purchased as ALCiS-CA Series A Preferred at $1.00 per share. 26,167 shares are owned as a result of a conversion of $50,000 in ALCiS-CA convertible notes at $2.00 per share. 5,000 warrants exercisable at $2.00 per share, and 5,000 warrants exercisable at $3.75 per share were also received in conjunction with the convertible note and its conversion. In July 2006, Mr. Glader was granted 60,000 warrants at $2.00 per share in connection with services as a Board member, vesting quarterly over three years starting July 1, 2006. Includes 21,667 shares purchasable at $2.00 per share within 60 days upon exercise. In September 2006, Mr. Glader purchased 25,000 shares of common stock at $2.00 per share.
(8)	25,572 shares of common stock were issued as the result of conversion of $50,000 worth of promissory notes and accrued interest at $2.00 per share. Includes 10,000 shares issuable upon exercise of accompanying warrants, 5,000 at $2.00 per share and 5,000 at $3.75 per share. Includes 114,167 shares purchasable upon exercise of options and warrants within the next sixty days, including 101,667 at $2.00 per share, and 12,500 at $1.92 per share. Mr. Jarrell holds 147,500 options granted in connection with services rendered as a director of ALCiS and as an officer and director of Emerging Delta Corporation. 75,000 of these options are fully vested and exercisable at $2.00 per share. 12,500 of these options are exercisable at $1.92 per share and are fully vested. 60,000 of these options are granted for Mr. Jarrell’s service as a Board Member and are exercisable at $2.00 per share, with 5,000 shares vesting each quarter elapsed from the date of grant. Mr. Jarrell holds 781 shares in the Registrant he held prior to the Merger with ALCiS-CA; such shares are registered. In September 2006, Mr Jarrell purchased 25,000 shares of common stock at $2.00 per share. Excludes 50,000 common shares purchased in the Offering along with 20,000 Warrants, of which 10,000 each had exercise prices of $2.00 and $3.75 per share, by The J.W. Jarrell Childrens’ Trust, a trust funded by Mr. Jarrell as to which Mr. Jarrell is not a trustee and does not have or exercise any control over, and as to which Mr. Jarrell disclaims beneficial ownership.
(9)	750,000 shares are ALCiS-CA common stock purchased as founder’s shares. See Note 15.
(10)	500,000 shares are ALCiS-CA common stock purchased as founder’s shares. See Note 15. Includes 109,952 shares purchasable at $2.00 per share within 60 days upon exercise of an option granted under the Company’s stock option plan. In July 2006, Mr. Lemma was granted 243,285 options at $2.00 per share in connection with services as an Officer, with 43,285 of those shares vested upon grant and the remaining subject to monthly vesting starting April 1, 2006 over the following four years.
(11)	300,000 shares are common stock purchased as ALCiS-CA founder’s shares. See Note 15. Excludes 802,601 shares and 75,000 currently exercisable warrants owned by Ample Ventures LLC, of which Mr. Sajwan is a managing member and as to which Mr. Sajwan disclaims beneficial ownership except as to his pecuniary interest in the LLC.
(12)	50,000 shares were purchased as ALCiS-CA Series B Preferred at $2.00 per share. 10,000 warrants exercisable at $2.00 per share, and 10,000 warrants exercisable at $3.75 per share were also received in conjunction with the convertible note and its conversion. In January 2006, Mr. Scoffone was granted 60,000 options in connection with services as a Board member, with 5,000 shares vested and 5,000 shares vesting every three months that he serves as a director, 31,667 shares of which will be purchasable at $2.00 per share upon exercise of the option within the next sixty days. In October 2006, Mr. Scoffone purchased 12,500 shares at $2.00 per share. In November 2006, Mr. Scoffone purchased 12,500 shares at $2.00 per share for the Scoffone Family Trust, in which he is a trustee.
(13)	Includes 500,000 shares of common stock purchased in the Offering at $2.00 per share and three sets of accompanying warrants of 100,000 shares each, exercisable at $2.00, $3.75 and $4.75 per share. Mr. Gonsoulin holds 1,562 shares in the Registrant he held prior to the Merger with ALCiS-CA; such shares are registered.
(14)	In October, Banyan Investors, LP purchased 1,000,000 shares of common stock at $2.00 per share and warrants of 1,000,000 shares each, initially exercisable at $2.30 per share. The warrant price increases to $3.00 on June 28, 2007, to $4.00 on December 28, 2007 and to $5.00 on June 28, 2008.
(15)	Founders stock was purchased in April 2004 at $0.001 per share. ALCiS has a repurchase right at $0.001 on 90% of these shares exercisable if employment or service terminates for reasons of either termination by the holder or termination by ALCiS with cause. This repurchase option lapses at the rate of 1.875% per month.
(16)	Doug Glader is Eric Glader’s father. Each disclaims beneficial ownership of the shares owned by the other.
(17)	Includes 620,285 shares issuable upon exercise during the next sixty days of outstanding options and warrants.

As of March 31, 2007, the table below provides the indicated information with respect to compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	736,950	(1)	$1.67	602,425
Equity compensation plans not approved by security holders	503,750	(2)	$2.00	—

Total	1,240,700		$1.80	602,425

(1)	Includes 39,375 options granted under Registrant’s option plan prior to the Merger which ALCiS assumed in the Merger and 1,300,000 options granted under Registrant’s 2004 Plan.
(2)	Consists of warrants issued to outside consultants for legal, advisory and Merger related services during 2006 and 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Transaction with Affiliates

Since April 1, 2006, we entered into, or we currently propose to enter into, the following transactions in which one or more of our executive officers, directors and 5% or greater stockholders, or their family members, had or will have a direct or indirect material interest and which involved $17,000 or more, which is one percent of the average of our total assets as of March 31, 2007, 2006, and 2005:

2006 Common Stock Offering. ALCiS-CA conducted an offering of units comprised of common stock and warrants, at $2.00 per unit, which had its initial closing on March 31, 2006. The common stock and the warrants together shall herein be referred to as a “Unit” or “Units.” Every five Units includes five shares of ALCiS-CA common stock plus one Warrant exercisable at $2.00 per share, and one Warrant exercisable at $3.75 per share. In consideration for his investment of $1,000,000, one Investor, Al Gonsoulin, also received an additional 100,000 Warrants exercisable at $4.75 per share; he purchased 500,000 common shares in the Offering and received 300,000 Warrants, of which 100,000 each had exercise prices of $2.00, $3.75, and $4.75 per share. The J.W. Jarrell Childrens’ Trust, a trust funded by Mr. Jarrell, purchased 50,000 common shares in the Offering and received 20,000 Warrants, of which 10,000 each had exercise prices of $2.00 and $3.75 per share. Mr. Jarrell is not a trustee of the trust nor does he have any control over the trust. Director Allen Campbell purchased 12,500 common shares in the Offering and received 5,000 Warrants, of which 2,500 each had exercise prices of $2.00 and $3.75 per share.

2007 Common Stock Offering. During 2007, ALCiS conducted an offering of units comprised of common stock and warrants for certain investors who invested $100,000 or greater. Each unit was $2.00 and the warrants have an initial exercise price of $2.30 per share. The warrant exercise price escalates every six months on the following dates: June 29, 2007 ($3.00), December 29, 2007 ($4.00) and June 29, 2008 ($5.00). Several of the ALCiS Directors invested in the offering as follows: Doug Glader ($50,000), David Booth ($25,000), Jerry Jarrell ($50,000), Dave Scoffone ($25,000) and Allen Campbell ($1,000). The Scoffone Family Trust, in which Mr. Scoffone is a trustee also invested $25,000. Ample Ventures (with which ALCiS Board Member Ravi Sajwan has an association) invested $15,000.

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

In January 2006, ALCiS entered into an engagement agreement the law firm Landrum & Company, Inc., which is 100% held by James F. Landrum, Jr., a promoter and former director, officer and employee of ALCiS and holder of 750,000 shares of ALCiS common stock. Per the agreement ALCiS received a discount off Mr. Landrum’s regular billable rate in exchange for a monthly commitment of time. The agreement terminated on October 31, 2006 but ALCiS still uses Mr. Landrum’s services from time to time for various corporate law issues. For the periods ended March 31, 2007 and 2006, the Company made payments to Mr. Landrum totaling $86,268 and $55,701, respectively.

Item 13. Exhibits

The following exhibits are either incorporated by reference from prior filings or included with this filing as indicated below.

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

21.0	List of Subsidiaries*

24.0	Power of attorney^

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 17

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 18

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 19

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 20

*	Incorporated by Reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
+	Confidential treatment has been requested for portions of this exhibit.
^	Previously filed.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees billed to the Company for each of the fiscal years ended March 31, 2007 and March 31, 2006 for professional services rendered by the Company’s principal accountant for such services.

Type of Fees	2006	2007
Audit Fees (1)	$15,550	$76,914
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$15,550	$76,914

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.
(2)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements or that are traditionally performed by the independent auditor.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories such as permitted corporate finance assistance and permitted advisory services.

All audit fees for fiscal 2006 and 2007 were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this amendment number 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCiS HEALTH, INC.

Dated: July 29, 2007	By:	/s/ Brian J. Berchtold
Brian J. Berchtold
President and Chief Executive Officer

	By:	/s/ Mark E. Lemma
Mark E. Lemma
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this amendment number one to annual report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian J. Berchtold	Director, Chief Executive Officer, President	July 29, 2007
Brian J. Berchtold

/s/ Mark E. Lemma	Chief Financial Officer	July 29, 2007
Mark E. Lemma

/s/ Douglas Glader*	Chairman of the Board, Director	June 29, 2007
Douglas Glader

/s/ David Booth*	Director	June 29, 2007
David Booth

/s/ Allen F. Campbell*	Director	June 29, 2007
Allen F. Campbell

/s/ Jerry Jarrell*	Director	June 29, 2007
Jerry Jarrell

/s/ Ravinder Sajwan*	Director	June 29, 2007
Ravinder Sajwan

/s/ David Scoffone*	Director	June 29, 2007
David Scoffone

*	By Brian J. Berchtold, attorney-in-fact.

ALCiS HEALTH, INC.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

21.0	List of Subsidiaries*

24.0	Power of attorney^

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 17

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 18

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 19

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 20

*	Incorporated by Reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
+	Confidential treatment has been requested for portions of this exhibit.
^	Previously filed.
#	An exhibit pertaining to this Amendment is filed herewith.