Form 10QSB
period 2007-06-30
ALCiS Health, Inc.
filed 2007-08-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 5, 2007, there were 9,021,902 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALCiS Health, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

Consolidated Balance Sheets

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,041,779	$1,771,989
Inventory	286,206	221,848
Accounts receivable	7,012	9,513
Prepaid expenses and other current assets	91,498	135,918

Total current assets	1,426,495	2,139,268

Property and equipment, net of accumulated depreciation of $26,215 and $20,503 at June 30, 2007 and March 31, 2007, respectively	42,125	43,958
Other assets	43,202	41,541

Total assets	$1,511,822	$2,224,767

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$623,468	$623,916
Deferred revenue	2,290	13,978

Total current liabilities	625,758	637,894

Commitments and contingencies	—	—

Shareholders’ equity (deficit)
Preferred stock; $0.001 par value, 500,000 shares authorized	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 9,021,902 and 8,936,902 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	9,022	8,937
Additional paid-in capital	11,980,844	11,698,806
Accumulated deficit	(11,103,802)	(10,120,870)

Total shareholders’ equity	886,064	1,586,873

Total liabilities and shareholders’ equity	$1,511,822	$2,224,767

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue	$439,756	$805,714

Operating expenses
Cost of sales	158,783	274,837
Advertising and promotion	669,898	1,266,147
Selling, general and administrative	517,222	503,690
Product development	83,893	1,027,876

Total operating expenses	1,429,796	3,072,550

Operating loss	(990,040)	(2,266,836)
Interest income, net	11,244	12,170
Other expense, net	(4,136)	(1,645)

Total other income, net	7,108	10,525

Net loss available to common shareholders	$(982,932)	$(2,256,311)

Net loss per common share:
Basic and fully diluted	$(0.11)	$(0.31)

Number of common shares:
Weighted average common shares outstanding, basic and fully diluted	8,959,594	7,177,391

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(982,932)	$(2,256,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	97,123	1,021,228
Depreciation	5,712	2,955
Changes in operating assets and liabilities:
Inventory	(64,358)	(95,855)
Accounts receivable	2,501	(9,561)
Prepaid expenses and other current assets	44,419	(45,896)
Other assets	(1,661)	(576)
Accounts payable and accrued liabilities	(447)	141,545
Deferred revenue	(11,688)	(3,166)

Net cash used in operating activities	(911,331)	(1,245,637)

Cash flows from investing activities:
Purchase of property and equipment	(3,879)	(34,818)

Net cash used in investing activities	(3,879)	(34,818)

Cash flows from financing activities:
Proceeds from issuance of common stock	185,000	275,000

Net cash provided by financing activities	185,000	275,000

Net decrease in cash and cash equivalents	(730,210)	(1,005,455)

Cash and cash equivalents at beginning of period	1,771,989	2,004,625

Cash and cash equivalents at end of period	$1,041,779	$999,170

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of ALCiS Health, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the financial position as of June 30, 2007 and March 31, 2007, results of operations and cash flows for the three months ended June 30, 2007, and June 30, 2006. The March 31, 2007 balance sheet was derived from the audited financial statements included in the 2007 annual report on Form 10-KSB.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of ALCiS Health, Inc. for the fiscal year ended March 31, 2007, which were included in the annual report on Form 10-KSB.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

Note 2 – Organization and Business

ALCiS markets and distributes over-the-counter health care products, including ALCiS® Daily Relief Pain Relief Cream and related products. Initially the products were sold primarily through direct-response advertising and web commerce. During the quarter ending June 30, 2007, the Company began selling its products to small and regional drug and specialty stores.

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

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory

Inventory consists of ALCiS® Daily Relief Pain Relief Cream and related products available for sale to consumers and packing materials. Inventory is valued at the lower of first-in, first-out cost or market.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Prepaid Royalties

Under the license and manufacturing agreement with the patent owner of the liposomal delivery system used in ALCiS® Daily Relief Pain Relief Cream, prepaid royalties consist of the difference between the actual royalties owed and the minimum monthly payment due, when the minimum monthly payment exceeds the actual royalties owed. In addition, certain up-front payments are characterized as prepaid royalties. Prepaid royalties are available to offset future royalties when actual royalties owed exceed the minimum monthly payment due. At that time, the prepaid royalties can be applied to the actual royalties owed and reduce the actual payment to the minimum amount due. The prepaid royalties expire upon the termination of the license and manufacturing agreement.

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

For direct to consumer sales the Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Instead, they are recorded as deferred revenue and reported as a current liability. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At June 30, 2007, the reserve for sales returns was $32,120 and was recorded as an accrued liability.

The Company generally does not extend credit to consumers, except through third party credit cards. The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. The Company does not maintain an allowance for doubtful accounts because payment is typically received within two business days after the sale is complete.

The Company periodically provides incentive offers to our customers to encourage purchases. Such offers include current discount offers and offers for free product when multiple units are purchased. Current discount offers are treated as a reduction on the purchase price of the related transaction, while the cost of the free product is included in cost of sales at the time of shipment.

During the quarter ending June 30, 2007, the Company began selling product to small and regional drug and specialty stores; however the current revenue is primarily from direct to consumer sales.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Advertising expenses

The cost of advertising is expensed in the period in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Costs for direct-response advertising are capitalized and amortized over the estimated useful life of the advertisement.

Product development

Product development costs relate to costs incurred in the development of the Company’s product, ALCiS® Daily Relief Pain Relief Cream, and are expensed as incurred.

Shipping and handling costs

Shipping and handling costs are included in cost of sales as incurred in the consolidated statements of operations.

Stock based compensation

The Company accounts for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments”, whereby the cost of share based payments to employees and directors, including grants of employee stock options and director warrants, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide service in order for the award to vest, which is called the requisite service period. No compensation cost is recognized for equity instruments for which employees or directors do not render the requisite service. The grant date fair value of employee share options, director warrants, and similar instruments is estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from persons who are not employees or directors. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent change in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method if it is an equity instrument or the “if converted” method if it is a debt instrument.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Earnings (loss) per share is as follows:

	Three Months Ended June 30,
	2007	2006
Basic and Diluted:
Net loss available to common shareholders	$(982,932)	$(2,256,311)

Net loss per share available to common shareholders	$(0.11)	$(0.31)

Weighted average common shares outstanding	8,959,594	7,177,391

For the three months ended June 30, 2007 and 2006, potential dilutive common shares under the warrant agreements and stock option plan of 4,207,600 and 2,236,525, respectively, were not included in the calculation of diluted loss per share as they were antidilutive since the Company incurred a net loss for the three months ended June 30, 2007 and 2006.

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

Recently issued accounting standards

On April 1, 2007, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. At June 30, 2007, the Company did not have any financial statement misstatements that required quantification or disclosure.

On April 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2007, the Company had no material uncertain tax positions.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Equity

Common stock

During the first quarter of fiscal year 2008, the Company issued 25,000 shares of its common stock at $2.00 per share for cash proceeds of $50,000. Also, the Company issued 50,000 shares of its common stock at $2.30 per share for warrants exercised for cash proceeds of $115,000. Lastly, the Company issued 10,000 shares of its common stock at $2.00 per share for warrants exercised for total cash proceeds of $20,000.

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock at a par value of $0.001. At June 30, 2007, there are no shares of preferred stock issued or outstanding.

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

Options and warrants issued to employees, directors and consultants

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options and warrants which require the Company to make the following assumptions:

	Three Months Ended June 30,
	2007	2006
Expected life (years)	5.7	6.5
Risk-free interest rate	5.0%	4.3%
Dividend yield	—	—
Volatility	97%	115%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $51,277 and $27,022 for the three month periods ended June 30, 2007 and 2006, respectively, and there is $390,502 associated with non-vested awards that will be expensed in the future over a weighted average period of 1.09 years.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Commitments and Contingencies

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

Under the agreement, the Company pays a royalty on monthly net sales or $25,000 per month, if greater. After December 31, 2008, the minimum monthly royalty of $25,000 increases to $50,000. To the extent that the actual royalties owed based on net monthly sales are less than the minimum monthly payment, the difference is available to offset future royalties, however, these royalties are not capitalized in the Company’s balance sheet. Per the agreement with the Manufacturer, these excess payments are available to offset future royalties when the monthly royalty owed based on net monthly sales exceeds the monthly payment. At that time, the prepaid royalties can be applied to the royalty owed based on net monthly sales to the Manufacturer and reduce the actual payment to the monthly minimum.

Additionally, the Company is required to pay the Manufacturer a non-refundable prepaid royalty totaling $400,000 of which $250,000 was paid during the year ended March 31, 2006. The remaining $150,000 is payable in 18 equal monthly payments of $8,333 with the first payment having been paid on July 30, 2006.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS® Daily Relief Pain Relief Cream. The Manufacturer is currently the Company’s sole provider of ALCiS® Daily Relief Pain Relief Cream.

Operating Lease

The Company leases its office space under a non-cancelable operating lease which expires in August 2008. Rent expense was $16,577 and $32,463 for the three months ended June 30, 2006 and 2007, respectively.

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

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy of achieving increased sales in the direct-to-consumer channel, launching our current products into the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements; our expectation for increased quarterly revenues resulting from planned increased advertising; our plans to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets and therefore increase our R&D expenses; our plans to further expand our sales and marketing initiatives in the next several quarters including increased headcount, ramp in direct to consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for the next fiscal year; the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next three to four months; our plans to raise debt and equity financing; our planned reduction of expenses so that we can stretch our cash to last for three to four months or possibly longer resulting in decreased revenues due to reduced advertising and promotion; our belief that sales into the retail channel will yield higher profit than our direct sales to consumers and our strategy of introducing and marketing new products and technologies that meet our customers’ requirements. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an accounts receivable credit line on commercially reasonable terms, our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors” . The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 6, “Management’s Discussion and Analysis or Plan of Operations” of our annual report on Form 10-KSB for the year ended March 31, 2007.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since March 31, 2007.

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

ALCiS began selling its products in May 2005. During fiscal year 2007, the Company had a substantial growth of 201% compared to the 2006 fiscal year with sales of $2,278,134 and $757,219, respectively.

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2007 were $439,756 compared to $805,714 for the same period in 2006. The year-over-year decrease is mainly due to the significant decrease in advertising and promotion expenses by 47% to $669,898 from $1,266,147, for 2007 and 2006, respectively. We decreased these expenses because we wanted to time our direct to consumer advertising with the availability of the products on a national level and we are only just beginning to expand our product in the retail channel. The Company made a conscious decision to decrease direct to consumer advertising and thus the corresponding revenue also decreased. As a result, sales for the first quarter of fiscal 2008 dropped by 21% from $558,971 to $439,756 compared to the fourth quarter of fiscal year 2007.

During the first quarter of fiscal 2008, net sales to small and regional drug and specialty stores contributed 19% of our total revenue. This was the first quarter in which the Company sold its products into the retail channels. The Company plans to expand its sales efforts in this area as these sales yield higher profits as well as offering our customers broader availability of the products.

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

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support, shipping costs and charges for excess inventory.

	Three Months Ended June 30,
	2007	2006
Net Sales	$439,756	$805,714
Cost of Sales	158,783	274,837

Gross Profit	$280,973	$530,877

Gross Profit Percentage	64%	66%

For the three months ended June 30, 2007, the gross profit percentage is 64% compared to 66% for the same period in the previous year. The decrease in gross profit percentage of 2% is primarily due to the decline in sales.

Although gross profit as a percentage remained unchanged at 64% during the first quarter of fiscal year 2008 compared to the previous fourth quarter 2007, net sales decreased by 21% to $439,756 from $558,971.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations and employee related expenses.

Advertising and promotion expenses for the three months ended June 30, 2007 were $669,898 and decreased by $140,870 or 17% from $810,768 during the fourth quarter 2007. Similarly, advertising and promotion expenses for the first quarter 2008 decreased by $596,249 or 48% from $1,266,147 during the same period fiscal year 2007. The decreases are primarily attributed to the reduction in media expenditures. The Company purposely decreased its spending of direct to consumer media to better match the advertising with the planned national retail launch of the Company’s products.

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

SG&A expenses for the three months ended June 30, 2007 increased modestly by $13,532 or 3% to $517,222 from $503,690 for the comparable period of last year. The small increase is somewhat offset by lower wage expense and higher accounting and legal expenditures. SG&A expenditures declined by 6% from $551,628 during the fourth quarter of 2007.

Our stock-based compensation included in SG&A expense of $78,515 during the first quarter of the previous year, or 16% of our total SG&A expense, increased to $97,123, or 19% of our total SG&A expense, due to the amortization of unvested options and warrants granted prior to March 31, 2007, held by officers, directors, employees and consultants.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. The Company incurred $83,893 in product development costs during the three months ended June 30, 2007 as compared to $69,476 in the previous quarter ended March 31, 2007. The decrease from the corresponding quarter in fiscal year 2006 is due to certain up front payments specifically called out in the contract. The Company incurred $83,893 of product development costs in the three months ending June 30, 2007 as compared to $1,027,876 in the corresponding period in the previous year. The year to year decrease was due to significant stock-based compensation expense from warrants issued to the manufacturer for the exclusive license of the technologies for $942,713. The expense related to the warrants was calculated using the Black-Scholes option- pricing model and thus does not represent any cash payments to the manufacturer.

We plan to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses (excluding the warrant expense) are likely to increase in the next quarter and throughout the next fiscal year. However, product development expenses as a percentage of net sales may fluctuate.

Other Income, Net

Interest income of $11,244 was earned during the three month period ending June 30, 2007, whereas we earned $12,170 in the comparable period of fiscal 2007.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended June 30, 2007. The Company has generated net operating losses since inception which may be available to reduce future taxable income. The net operating loss deferred tax asset is approximately $2.6 million. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Liquidity and Capital Resources

We ended the quarter with $1,041,779 in cash, cash equivalents, and short-term investments. Our cash and cash equivalents decreased $730,210 during the three months ended June 30, 2007 to $1,041,779 from $1,771,989 at March 31, 2007. The decrease in cash and cash equivalents during the three months ended June 30, 2007 is primarily due to negative cash flows from operating activities.

Our operating activities used cash of $911,331 for the three months ended June 30, 2007, compared to cash usage of $1,245,637 for the same period in the prior fiscal year. During the first quarter of fiscal 2008, the negative cash flows from operating activities were primarily attributable to our net loss and an increase of inventory which was somewhat offset by a decrease in prepaid expenses and deferred revenue. Our net loss was $982,932, which includes non-cash charges for consultant warrant expense of $11,095 and FAS 123R stock based compensation expenses associated with employee options and director warrants of $86,028. Inventory increased by $64,358 and prepaid expenses decreased by $44,419 during the three months ending June 30, 2007.

In the comparable period in fiscal 2007, the negative cash flows from operating activities were $1,245,637 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $2,256,311 while working capital uses of cash included an increase in accounts payable and accrued liabilities and inventory of $141,545 and $95,855, respectively.

The Company used cash in investing activities by purchasing property and equipment totaling $3,879 during the three months ending June 30, 2007 compared to $34,818 the same period last fiscal year.

Net cash provided from financing activities during the three months ended June 30, 2007 was $185,000. The Company received $50,000 from financing activities resulting from of the sale of 25,000 shares of the Company’s common stock and $135,000 from the exercise of 60,000 warrants to purchase the Company’s common stock.

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

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. Additionally, the Company was required to pay the manufacturer a non-refundable prepaid royalty totaling $150,000 payable in 18 monthly payments of $8,333 with the first payment made July 30, 2006 and continuing through December 31, 2007.

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

Risk Factors

There have been no material changes to the risk factors disclosed in Item 1 of Part I of our Form 10-KSB for the fiscal year ended March 31, 2007, filed on July 13, 2007, which risk factors are hereby incorporated by reference.

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

Based on their evaluation as of the end of the period covered by this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, and taking into account the totality of circumstances, as of such date our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first quarter of fiscal year 2008, the Company issued 85,000 of its common shares to individual shareholders. For these, 50,000 shares are from the exercises of warrants at an exercise price of $2.30 for cash proceeds of $115,000 and 10,000 shares are from the exercise of warrants at an exercise price of $2.00 per share for cash proceeds of $20,000. The remaining 25,000 shares were sold at $2.00 per share for cash proceeds totaling to $50,000. All of these shares were sold to accredited individual investors, some of whom were already Company shareholders. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the sale of these shares, including those shares sold upon the exercise of prior granted warrants.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 20

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 21

32.1	Section 1350 Certification of Brian J. Berchtold, principal executive officer and president; filed herewith as page 22

32.2	Section 1350 Certification of Mark E. Lemma, principal financial officer; filed herewith as page 23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2007.

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