Form 10QSB
period 2007-09-30
ALCiS Health, Inc.
filed 2007-11-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, there were 9,021,902 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALCiS Health, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

Consolidated Balance Sheets

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current
Cash and cash equivalents	$174,306	$1,771,989
Inventory	254,677	221,848
Accounts receivable	80,727	9,513
Prepaid expenses and other current assets	72,892	135,918

Total current assets	582,602	2,139,268

Property and equipment, net of accumulated depreciation of $32,198 and $20,503 at September 30, 2007 and March 31, 2007, respectively	37,716	43,958
Other assets	49,139	41,541

Total assets	$669,457	$2,224,767

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$533,066	$623,916
Deferred revenue	8,033	13,978

Total current liabilities	541,099	637,894

Commitments and contingencies	—	—
Shareholders’ equity (deficit)
Preferred stock; $0.001 par value, 500,000 shares authorized	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 9,021,902 and 8,936,902 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	9,022	8,937
Additional paid-in capital	12,059,475	11,698,806
Accumulated deficit	(11,940,139)	(10,120,870)

Total shareholders’ equity	128,358	1,586,873

Total liabilities and shareholders’ equity	$669,457	$2,224,767

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenue	$311,907	$533,157	$751,663	$1,338,870

Operating expenses
Cost of sales	123,187	251,937	281,970	526,774
Advertising and promotion	516,050	707,549	1,185,947	1,973,696
Selling, general and administrative	425,641	666,131	942,865	1,169,820
Product development	88,605	75,314	172,497	1,103,191

Total operating expenses	1,153,483	1,700,931	2,583,279	4,773,481

Operating loss	(841,576)	(1,167,774)	(1,831,616)	(3,434,611)
Interest income, net	4,403	4,525	15,647	16,695
Other income (expense), net	836	(16)	(3,300)	(1,661)

Total other income (expense), net	5,239	4,509	12,347	15,034

Net loss available to common shareholders	$(836,337)	$(1,163,265)	$(1,819,269)	$(3,419,577)

Net loss per common share:
Basic and fully diluted	$(0.09)	$(0.16)	$(0.20)	$(0.48)

Number of common shares:
Weighted average outstanding, basic and fully diluted	9,021,902	7,194,669	8,990,454	7,186,350

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,819,269)	$(3,419,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	175,754	1,359,694
Depreciation	11,696	4,750
Changes in operating assets and liabilities:
Inventory	(32,829)	(96,550)
Accounts receivable	(71,214)	(58,208)
Prepaid expenses and other current assets	63,026	15,491
Other assets	(7,598)	7,365
Accounts payable and accrued liabilities	(90,850)	77,849
Deferred revenue	(5,945)	(4,237)

Net cash used in operating activities	(1,777,229)	(2,113,423)

Cash flows from investing activities:
Purchase of property and equipment	(5,454)	(34,818)

Net cash used in investing activities	(5,454)	(34,818)

Cash flows from financing activities:
Proceeds from issuance of common stock	185,000	451,000

Net cash provided by financing activities	185,000	451,000

Net decrease in cash and cash equivalents	(1,597,683)	(1,697,241)
Cash and cash equivalents at beginning of period	1,771,989	2,004,625

Cash and cash equivalents at end of period	$174,306	$307,384

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of ALCiS Health, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the financial position as of September 30, 2007 and March 31, 2007, results of operations for the three and six months ended September 30, 2007 and 2006 and cash flows for the six months ended September 30, 2007 and 2006. The March 31, 2007 balance sheet was derived from the audited financial statements included in the 2007 annual report on Form 10-KSB.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

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

Prior to September 30, 2006, the Company was in the development stage as it had been primarily engaged in developing its marketing strategy and infrastructure and raising capital. Since then, the Company was able to develop and begin execution of its retail strategy. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company will finance its operations primarily through its existing cash, future financing (debt or equity) and revenues from product sales.

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

For direct to consumer sales the Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Instead, they are recorded as deferred revenue and reported as a current liability. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At September 30, 2007, the reserve for sales returns was $23,000 and was recorded as an accrued liability.

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

During the first quarter of fiscal year 2008, the Company began selling product to small and regional drug and specialty stores; however, the current revenue is primarily from direct to consumer sales.

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

Shipping and handling costs

Shipping and handling costs are included in cost of sales as incurred.

Stock based compensation

The Company accounts for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments,” whereby the cost of share based payments to employees and directors, including grants of employee stock options and director warrants, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide service in order for the award to vest, which is called the requisite service period. No compensation cost is recognized for equity instruments for which employees or directors do not render the requisite service. The grant date fair value of employee share options, director warrants, and similar instruments is estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method if it is an equity instrument or the “if converted” method if it is a debt instrument.

Loss per share is as follows:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Basic and Diluted:
Net loss available to common shareholders	$(836,337)	$(1,163,265)	$(1,819,269)	$(3,419,577)

Net loss per share available to common shareholders	$(0.09)	$(0.16)	$(0.20)	$(0.48)

Weighted average shares outstanding	9,021,902	7,194,669	8,990,454	7,186,350

At September 30, 2007 and 2006, potential dilutive common shares under the warrant agreements and stock option plan of 4,220,100 and 2,731,600, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Recently issued accounting standards

On April 1, 2007, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. At September 30, 2007, the Company did not have any financial statement misstatements that required quantification or disclosure.

On April 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2007, the Company had no material uncertain tax positions.

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

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock at a par value of $0.001. At September 30, 2007, there are no shares of preferred stock issued or outstanding.

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

Note 4 – Equity (Continued)

Options and warrants issued to employees, directors and consultants

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options and warrants which require the Company to make the following assumptions:

	Three months ended September 30,
	2007	2006
Expected life (years)	5.49	5.71
Risk-free interest rate	5.0%	4.3%
Dividend yield	—	—
Volatility	57%	121%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $51,277 and $131,916 for the three month periods ended September 30, 2007 and 2006, respectively, and there is $339,225 associated with non-vested awards that will be expensed in the future over a weighted average period of .99 years. Expense relating to the options and warrants granted to directors was $102,554 and $158,938 for the six month periods ended September 30, 2007 and 2006, respectively.

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

Operating Lease

The Company leases its office space under a non-cancelable operating lease which expires in August 2008. Rent expense was $64,835 and $29,317 for the six months ended September 30, 2007 and 2006, respectively.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Subsequent Events

Subsequent to September 30, 2007, the Company obtained a $500,000 revolving line of credit with Heritage Bank of Commerce. The line is secured by the Company’s assets and matures in one year, subject to renewal or being termed out at the bank’s discretion. The line bears interest at prime plus 1.5% and was guaranteed by a current investor who was provided 62,500 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee. Interest only payments are due on the note each month.

The Company also received $575,000 in cash from the placement of unsecured subordinated convertible promissory notes which bear interest at 8%. The notes and accrued interest automatically convert into debt or equity upon a “Qualified Financing” which is defined as any debt or equity offering by which the Company secures gross proceeds of $4 million or more (whether as equity, debt or other consideration), including the amounts received under these convertible notes. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after March 31, 2009; provided that the Company may extend the note maturity date to December 31, 2009, in which case the interest rate would increase to 10%. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 25% of the note principal divided by the price per share of the stock sold in the Qualified Financing or the price per share at which the equity underlying or associated with the debt is issuable.

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

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “forecasts,” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy of achieving increased sales in the direct-to-consumer channel, launching our current products into the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements; our expectation that a national retailer will begin to carry our product in the fiscal 2008 fourth quarter; our expectation for increased quarterly revenues resulting from planned increased advertising; our plans to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets and therefore increase our R&D expenses; our plans to further expand our sales and marketing initiatives in the next several quarters including increased headcount; increase in direct to consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for the next fiscal year; the anticipation that the available funds and expected cash usage from operations and our plans to raise debt and equity financing will be sufficient to meet the liquidity and capital requirements; our belief that sales into the retail channel will yield higher profit than our direct sales to consumers and our strategy of introducing and marketing new products and technologies that meet our customers’ requirements. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; customers not cutting back, delaying, or canceling orders or reducing the number of stores that carry our product; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an increased accounts receivable credit line on commercially reasonable terms; our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors.” The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2007 were $311,907 compared to $533,157 for the same period in 2006, representing a 41% decrease. The year-over-year decrease is primarily due to a significant decrease in advertising and promotion expenses by 27% to $516,050 from $707,549 for 2007 and 2006, respectively. We decreased these expenses because we wanted our advertising expenditure to correspond with the national availability of our products in retail drug and specialty stores. The majority of our revenue is characterized as direct-to-consumer where we take orders from our call centers or on the internet and we ship directly to the end customer. Our revenue to date has been a fairly constant function of the amount spent on media partially because the vast majority of our commercials have a call to action where the viewer is prompted to call an 800 number or visit our website. The major benefit of direct-to-consumer advertising is that it creates a significant amount of product awareness at a relatively low cost. Due primarily to our decision to decrease direct-to-consumer advertising, our combined sales for the first and second quarters of fiscal 2008 dropped by 44% from $1,338,870 to $751,663 compared to the same periods of fiscal year 2007.

During the six months ending September 30, 2007, the Company gained distribution in over 1,000 drug and specialty stores. The most significant regional chains were Longs Drugs, Kinney Drugs, Duane Reade, Discount Drug Mart and Harmon Stores. The Company also became an approved vendor at two national distributors, AmerisourceBergen and Cardinal Health. Based on recently received orders, the Company expects to have distribution in a national retailer in the fiscal 2008 fourth quarter.

Our current growth strategy relies on increased sales in the direct-to-consumer channel, the continued successful launch of our current products into the retail channel, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements. There can be no assurance that our growth strategy will be successful.

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

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Net Sales	$311,907	$533,157	$751,663	$1,338,870
Cost of Sales	$123,187	$251,937	$281,970	$526,774

Gross Profit	$188,720	$281,220	$469,693	$812,096
Gross Profit Percentage	61%	53%	62%	61%

The Gross profit percentage is at 61% for the second quarter of fiscal year 2008 compared to 53% for the same period in the previous year. During the three months ended September 30, 2006, the Company had a large wholesale product sale that had a very low margin. The current quarter did not have a similar sale, thus the gross profit percentage was notably higher.

Although gross profit as a percentage increased slightly from 61% to 62% during the six months ending September 30, 2007 compared to the same period in 2006, net sales dropped by 44% year-over-year. Our relatively constant gross profit percentage in the face of reduced sales can mainly be attributed to the Company’s successful efforts to reduce product costs in our flagship product, ALCiS Daily Relief.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations, product sampling and employee related expenses.

Advertising and promotion expenses for the three months ended September 30, 2007 were $516,050 and decreased by $191,499 or 27% from $707,549 during the same period in the previous year. Similarly, advertising and promotion expenses for the six months ended September 30, 2007 decreased by $787,749 or 40% from $1,973,696 during the same period in the previous year. The decreases are primarily attributed to the reduction in media expenditures. The Company purposely decreased its spending on direct-to-consumer media to better match the advertising with the planned national retail launch of the Company’s products.

The Company has plans to further expand its sales and marketing initiatives in the next several quarters including increased headcount, ramp up in direct-to-consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and professional fees such as legal, auditing, and tax services.

SG&A expenses for the three months ended September 30, 2007 decreased $240,490 or 36% to $425,641 from $666,131 for the comparable period in the previous year. The primary decrease was due to stock-based compensation which decreased from $338,468 in the previous year to $78,631 in the current year.

SG&A expenses for the six months ended September 30, 2007 decreased $226,955 or 19% to $942,865 from $1,169,820 for the comparable period of last year. The primary decrease was due to stock-based compensation which decreased from $416,983 in the previous year to $175,754 in the current year.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. The Company incurred $88,605 in product development costs during the three months ended September 30, 2007 as compared to $83,892 in the previous quarter ended June 30, 2007 and $75,314 in the corresponding period in the previous year. The Company incurred $172,497 in product development costs during the six months ended September 30, 2007 as compared to $1,103,191 in the previous year. The decrease was primarily due to significant stock-based compensation from warrants issued to the Manufacturer for the exclusive license of the technologies during the first quarter of fiscal year 2007.

We plan to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses are likely to increase in the next quarter and throughout the next fiscal year. However, product development expenses as a percentage of net sales may fluctuate.

Other Income (Expense), Net

Interest income of $4,403 and $15,647 was earned during the three and six month periods ending September 30, 2007.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended September 30, 2007 and 2006. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Liquidity and Capital Resources

We ended the quarter with $174,306 in cash and cash equivalents. Our cash and cash equivalents decreased $1,597,683 during the six months ended September 30, 2007, from $1,771,989 at March 31, 2007. The decrease is mainly attributed to negative cash flows from operating activities.

Our operating activities used cash of $1,777,229 for the six months ended September 30, 2007, compared to cash usage of $2,113,423 for the same period in the prior fiscal year. The negative cash flows during the first two quarters of fiscal 2008 from operating activities were primarily attributable to the increased infrastructure, inventory, accounts receivable and sales and marketing expenses required to support our introduction into the retail drug and specialty stores. Our net loss was

$1,819,269, which includes non-cash charges for consultant warrant expense of $11,245 and SFAS No. 123R stock based compensation expenses associated with employee options and director warrants of $164,509. Working capital sources of cash included a decrease in prepaid expenses and other current assets of $63,026. Working capital uses of cash included an increase in inventory of $32,829,and accounts receivable of $71,214 and a decrease in accounts payable and other accrued expenses of $90,850.

In the six month period ending September 30, 2006, the negative cash flows from operating activities were $2,113,423 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $3,419,577 while working capital uses of cash included an increase in inventory of $96,550 and accounts receivable of $58,208. Working capital sources of cash included an increase in accounts payable and accrued liabilities of $77,849.

The Company used cash in investing activities by purchasing property and equipment totaling $5,454 during the six months ending September 30, 2007 compared to $34,818 the same period last fiscal year.

There was $185,000 of net cash provided from financing activities during the six months ended September 30, 2007. During the same period of fiscal year 2007, net cash provided from financing activities was $451,000. All amounts from financing activities were the result of the sale of the Company’s common stock or from exercise of warrants.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, combined with our current debt and equity financing efforts will be sufficient to meet liquidity and capital requirements for approximately the next six months assuming our advertising monies spent yield approximately the same amount of revenue from new orders. We are, therefore, currently actively attempting to raise both debt and equity financing. Should we have difficulty in raising such financing in a timely manner, we will reduce our discretionary spending, particularly our advertising and promotion expenses, in order to enable our existing cash to meet our requirements for such or possibly a longer time period.

Subsequent to September 30, 2007, as described in Note 6 to our financial statements, the Company obtained a $500,000 bank line of credit and raised $575,000 through the sale of unsecured subordinated convertible promissory notes.

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

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products and a nonexclusive license on a number of other products. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. Additionally, the Company was required to pay the manufacturer a non-refundable prepaid royalty totaling $150,000 payable in 18 monthly payments of $8,333 with the first payment made July 30, 2006 and continuing through December 31, 2007.

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

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 20

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal accounting officer; filed herewith as page 21

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 22

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2007.

ALCIS HEALTH, INC.

By:	/S/ BRIAN J. BERCHTOLD
Brian J. Berchtold President and Chief Executive Officer

ALCiS HEALTH, INC.

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal accounting officer; filed herewith

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith