Form 10QSB
period 2007-12-31
ALCiS Health, Inc.
filed 2008-02-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of February 7, 2008, there were 9,021,902 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALCiS Health, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

Consolidated Balance Sheets

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$40,761	$1,771,989
Inventory	247,312	221,848
Accounts receivable	129,339	9,513
Prepaid expenses and other current assets	172,049	135,918

Total current assets	589,461	2,139,268

Property and equipment, net of accumulated depreciation of $37,959 and $20,503 at December 31, 2007 and March 31, 2007, respectively	31,956	43,958
Other assets	39,673	41,541

Total assets	$661,090	$2,224,767

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$467,975	$623,916
Deferred revenue	41,767	13,978
Line of credit	230,000	—
Convertible notes payable	600,000	—

Total current liabilities	1,339,742	637,894

Commitments and contingencies	—	—
Shareholders’ equity (deficit)
Preferred stock; $0.001 par value, 500,000 shares authorized	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 9,021,902 and 8,936,902 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	9,022	8,937
Additional paid-in capital	12,226,549	11,698,806
Accumulated deficit	(12,914,223)	(10,120,870)

Total shareholders’ equity (deficit)	(678,652)	1,586,873

Total liabilities and shareholders’ equity	$661,090	$2,224,767

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenue	$388,067	$380,293	$1,139,730	$1,719,164

Operating expenses
Cost of sales	148,747	132,583	430,717	659,357
Advertising and promotion	668,874	566,409	1,854,821	2,540,105
Selling, general and administrative	421,131	556,409	1,363,995	1,726,230
Product development	88,847	78,906	261,344	1,182,097

Total operating expenses	1,327,599	1,334,307	3,910,877	6,107,789

Operating loss	(939,532)	(954,014)	(2,771,147)	(4,388,625)
Interest income (expense), net	(9,898)	17,339	5,747	34,034
Other expense, net	(24,654)	—	(27,954)	(1,660)

Total other income (expense), net	(34,552)	17,339	(22,207)	32,374

Net loss available to common shareholders	$(974,084)	$(936,675)	$(2,793,354)	$(4,356,251)

Net loss per common share:
Basic and fully diluted	$(0.11)	$(.011)	$(0.31)	$(0.58)

Number of common shares:
Weighted average outstanding, basic and fully diluted	9,021,902	8,346,407	9,000,898	7,573,017

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,793,354)	$(4,356,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	260,612	1,576,240
Amortization of debt issue costs	20,555	—
Depreciation	17,456	7,573
Changes in operating assets and liabilities:
Inventory	(25,464)	(47,317)
Accounts receivable	(119,826)	752
Prepaid expenses and other current assets	25,531	(80,166)
Other assets	1,868	(47,936)
Accounts payable and accrued liabilities	(155,941)	(28,566)
Deferred revenue	27,789	3,456

Net cash used in operating activities	(2,740,774)	(2,972,215)

Cash flows from investing activities:
Purchase of property and equipment	(5,454)	(47,422)

Net cash used in investing activities	(5,454)	(47,422)

Cash flows from financing activities:
Net proceeds from line of credit	230,000	—
Proceeds from issuance of common stock	185,000	3,483,982
Proceeds from convertible notes payable	600,000	—

Net cash provided by financing activities	1,015,000	3,483,982

Net increase (decrease) in cash and cash equivalents	(1,731,228)	464,345
Cash and cash equivalents at beginning of period	1,771,989	2,004,625

Cash and cash equivalents at end of period	$40,761	$2,468,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,273	$—

See accompanying notes to the consolidated financial statements

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of ALCiS Health, Inc. (“ALCiS” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the financial position as of December 31, 2007 and March 31, 2007, results of operations for the three and nine months ended December 31, 2007 and 2006 and cash flows for the nine months ended December 31, 2007 and 2006. The March 31, 2007 balance sheet was derived from the audited financial statements included in the 2007 annual report on Form 10-KSB.

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

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for any future periods.

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

For direct to consumer sales the Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. Instead, they are recorded as deferred revenue and reported as a current liability. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products from our fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At December 31, 2007, the reserve for sales returns was $23,000 and was recorded as an accrued liability.

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

During the first quarter of fiscal year 2008, the Company began selling product to small and regional drug and specialty stores; however, the majority of the current revenue is from direct to consumer sales.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method if it is an equity instrument or the “if converted” method if it is a debt instrument.

Loss per share is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Basic and Diluted:
Net loss available to common shareholders	$(974,084)	$(936,675)	$(2,793,354)	$(4,356,251)

Net loss per share available to common shareholders	$(0.11)	$(0.11)	$(0.31)	$(0.58)

Weighted average shares outstanding	9,021,902	8,346,407	9,000,898	7,573,017

At December 31, 2007 and 2006, potential dilutive common shares under the warrant agreements and stock option plan of 4,317,600 and 4,160,100, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Recently issued accounting standards

On April 1, 2007, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. At December 31, 2007, the Company did not have any financial statement misstatements that required quantification or disclosure.

On April 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2007, the Company had no material uncertain tax positions.

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

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock at a par value of $0.001. At December 31, 2007, there are no shares of preferred stock issued or outstanding.

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

(Unaudited)

Note 4 – Equity (Continued)

Options and warrants issued to employees, directors and consultants

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options and warrants which require the Company to make the following assumptions:

	Three months ended December 31,
	2007	2006
Expected life (years)	5.44	5.63
Risk-free interest rate	3.45%	4.3%
Dividend yield	—	—
Volatility	55%	104%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $51,278 and $45,846 for the three month periods ended December 31, 2007 and 2006, respectively, and there is $243,310 associated with non-vested awards that will be expensed in the future over a weighted average period of .89 years. Expense relating to the options and warrants granted to directors was $153,832 and $204,784 for the nine month periods ended December 31, 2007 and 2006, respectively.

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

Additionally, the Company is required to pay the Manufacturer a non-refundable prepaid royalty totaling $400,000 of which $250,000 was paid during the year ended March 31, 2006. The remaining $150,000 was payable in 18 equal monthly payments of $8,333 with the last payment having been paid in January 2008.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS® Daily Relief Pain Relief Cream. The Manufacturer is currently the Company’s sole provider of ALCiS® Daily Relief Pain Relief Cream.

Operating Lease

The Company leases its office space under a non-cancelable operating lease which expires in August 2008. Rent expense was $97,008 and $38,057 for the nine months ended December 31, 2007 and 2006, respectively.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Bank Operating Line of Credit

On October 1, 2007, the Company entered into a revolving line of credit with Heritage Bank of Commerce. The original borrowing base under the agreement was established at $500,000. The line is secured by the Company’s assets and matures on September 30, 2008, subject to renewal or conversion to a term loan at the bank’s discretion. The line bears interest at the banks prime rate plus 1.5% and was guaranteed by a current investor who was provided 75,000 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee. The warrants vest immediately and are exercisable for a term of 5 years. The fair value of the warrants was estimated to be $82,217 using the Black-Scholes option pricing model and will be recorded as interest expense over the life of the loan. $20,555 was recorded as interest expense in the statement of operations for the three months ended December 31, 2007. Interest only payments are due on the note each month. At December 31, 2007 the interest rate was 8.75% and the borrowings were $230,000.

Note 7 – Notes Payable

During the third quarter the Company received $600,000 in cash from the placement of unsecured subordinated convertible promissory notes which bear interest at 8%. $75,000 of the total was received from two directors. The notes and accrued interest automatically convert into debt or equity upon a “Qualified Financing” which is defined as any debt or equity offering by which the Company secures gross proceeds of $4 million or more (whether as equity, debt or other consideration), including the amounts received under these convertible notes. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after March 31, 2009; provided that the Company may extend the note maturity date to December 31, 2009, in which case the interest rate would increase to 10%. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 25% of the note principal divided by the price per share of the stock sold in the Qualified Financing or the price per share at which the equity underlying or associated with the debt is issuable.

Note 8 – Subsequent Events

Subsequent to December 31, 2007, the Company obtained an $800,000 increase to its revolving line of credit with Heritage Bank of Commerce, increasing the line to $1,300,000. The additional line is guaranteed by four current investors who were provided a total 120,000 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee.

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

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “forecasts,” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy of achieving increased sales in the direct-to-consumer channel, launching our current products into the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements; our expectation that the full Walgreens’ rollout will occur during February, 2008; our expectation for increased quarterly revenues resulting from planned increased advertising; our expectation that our revenue mix will move toward the majority of our revenue coming from sales to retail stores versus direct to consumer sales; our plans to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets and therefore increase our R&D expenses; our plans to further expand our sales and marketing initiatives in the next several quarters including increased headcount; increase in direct to consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for the next fiscal year; the anticipation that the available funds and expected cash usage from operations and our plans to raise debt and equity financing will be sufficient to meet the liquidity and capital requirements; our expectation that net interest expense will increase as the Company draws up to $1.3 million on the operating line of credit; our belief that sales into the retail channel will yield higher profit than our direct sales to consumers and our strategy of introducing and marketing new products and technologies that meet our customers’ requirements. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; customers not cutting back, delaying, or canceling orders or reducing the number of stores that carry our product; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an increased accounts receivable credit line on commercially reasonable terms; our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-QSB, including those incorporated by reference from our 10-KSB at the end of this Item 2 under “Risk Factors.” The information included in this Form 10-QSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

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

ALCiS began selling its products in May 2005. During fiscal year 2007, the Company had a substantial growth of 201% compared to the 2006 fiscal year with sales of $2,278,134 and $757,219, respectively. The majority of our revenue to date is characterized as direct-to-consumer where we take orders from our call centers or on the internet and we ship directly to the end customer. Our revenue to date has been a fairly constant function of the amount spent on media partially because the vast majority of our commercials have a call to action where the viewer is prompted to call an 800 number or visit our website. The major benefit of direct-to-consumer advertising is that it creates a significant amount of product awareness at a relatively low cost.

During the nine months ending December 31, 2007, the Company gained distribution in over 7,500 drug and specialty stores. The most significant regional chains were Longs Drugs, Kinney Drugs, Duane Reade, Discount Drug Mart and Harmon Stores. The Company also became an approved vendor at two national distributors, AmerisourceBergen and Cardinal Health. In addition, the Company began shipping nationally to Walgreens in late December 2007, with the full roll-out slated for February 2008. As a result, late in the third quarter of fiscal 2008, we began to increase our advertising and promotional campaigns.

In the future, we expect an increasing amount of our revenue to come from retail due to our national distribution rather than direct-to-consumer. However, in order to increase consumer awareness and drive demand to our national distributors, we will need to increase our advertising and promotion dramatically.

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

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2007 were $388,067 compared to $380,293 for the same period in 2006, representing a 2% increase. The bulk of these revenues were direct-to-consumer. During this period, we did increase our advertising and promotion expenses, however, most of the increases were late in the quarter to coincide with our increased national distribution activity and therefore did not impact revenues.

Due primarily to our decision to decrease direct-to-consumer advertising during the first eight months of fiscal 2008 pending our ramp up of national distribution, we decreased advertising and promotion expenses by 27% to $1,854,821 from $2,540,105 in fiscal 2008 versus 2007. Net sales for the first nine months of fiscal 2008 dropped by 34% from $1,719,164 to $1,139,730 compared to the same period of fiscal 2007.

Gross Profit

Gross profit represents net sales less cost of net sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support, shipping costs and charges for excess inventory.

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net Sales	$388,067	$380,293	$1,139,730	$1,719,164
Cost of Sales	$148,747	$132,583	$430,717	$659,357

Gross Profit	$239,320	$247,710	$709,013	$1,059,807
Gross Profit Percentage	62%	65%	62%	62%

The Gross profit percentage was at 62% for the third quarter of fiscal year 2008 compared to 65% for the same period in the previous year. During the three months ended December 31, 2007, the Company had a relatively large private label sale at a very low margin. This combined with costs associated with the beginning of our national launch caused the margin for the three months ending December 31, 2007 to be lower than the corresponding period in 2006 despite our successful efforts to reduce product costs in our flagship product, ALCiS Daily Relief.

The gross profit as a percentage remained the same during the nine months ending December 31, 2007 compared to the same period in 2006. Our relatively constant gross profit percentage in the face of reduced sales can mainly be attributed to the Company’s successful efforts to reduce product costs in our flagship product, ALCiS Daily Relief.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations, product sampling and employee related expenses.

Advertising and promotion expenses for the three months ended December 31, 2007 were $668,874 which represent an increase of $102,465 or 18% from $566,409 during the same period in the previous year. Late in the third quarter of fiscal 2008, we began to increase our advertising and promotional campaigns to coincide with shipments to major retailers. However, advertising and promotion expenses for the nine months ended December 31, 2007 decreased by $685,284 or 27% from $2,540,105 during the same period in the previous year. The decreases are primarily attributed to the reduction in media expenditures. The Company purposely decreased its spending on direct-to-consumer media to better match the advertising with the planned national retail launch of the Company’s products.

As we are now in the midst of our national retail launch, the Company has plans to further expand its sales and marketing initiatives in the next several quarters including increased headcount, ramp up in direct-to-consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and professional fees such as legal, auditing, and tax services.

SG&A expenses for the three months ended December 31, 2007 decreased $135,278 or 24% to $421,131 from $556,409 for the comparable period in the previous year. The primary decrease was due to stock-based compensation which decreased from $216,545 in the previous year to $84,858 in the current year.

SG&A expenses for the nine months ended December 31, 2007 decreased $362,235 or 21% to $1,363,995 from $1,726,230 for the comparable period of last year. The primary decrease was due to stock-based compensation which decreased from $633,528 in the previous year to $260,612 in the current year.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. The Company incurred $88,847 in product development costs during the three months ended December 31, 2007 as compared to $88,605 in the previous quarter ended September 30, 2007 and $78,906 in the corresponding period in the previous year. The Company incurred $261,344 in product development costs during the nine months ended December 31, 2007 as compared to $1,182,097 in the previous year. The decrease was primarily due to $942,713 of stock-based compensation from warrants issued to the Manufacturer for the exclusive license of the technologies during the first quarter of fiscal year 2007.

We plan to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses are likely to increase in the next quarter and throughout the next fiscal year. However, product development expenses as a percentage of net sales may fluctuate.

Other Income (Expense), Net

The Company incurred net interest expense of $9,898 during the three months ending December 31, 2007 and earned net interest income of $5,747 during the nine month period ending December 31, 2007. As we will be borrowing up to $1.3 million under our credit line, we expect our net interest expense to increase substantially.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended December 31, 2007 and 2006. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Liquidity and Capital Resources

The Company ended the quarter with $40,761 in cash and cash equivalents. Our cash and cash equivalents decreased $1,731,228 during the nine months ended December 31, 2007, from $1,771,989 at March 31, 2007. The decrease is mainly attributed to negative cash flows from operating activities.

Our operating activities used cash of $2,740,774 for the nine months ended December 31, 2007, compared to cash usage of $2,972,215 for the same period in the prior fiscal year. The negative cash flows during the first three quarters of fiscal 2008 from operating activities were primarily attributable to the increased infrastructure, inventory, accounts receivable and sales and marketing expenses required to support our introduction into the retail drug and specialty stores. Our net loss was $2,793,354 which includes non-cash charges for consultant warrant expense of $15,255 and SFAS No. 123R stock based compensation expenses associated with employee options and director warrants of $245,357. Working capital sources of cash included a decrease in prepaid expenses and other current assets of $25,531, and an increase in deferred revenue of $27,789. Working capital uses of cash included an increase in inventory of $25,464 and accounts receivable of $119,826. Working capital uses also included a decrease in accounts payable and accrued liabilities of $155,941.

In the nine month period ending December 31, 2006, the negative cash flows from operating activities were $2,972,215 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $4,356,251 while working capital uses of cash included an increase in inventory of $47,317, prepaid expenses of $80,166 and other assets of $47,936. Working capital uses also included a decrease of accounts payable and accrued liabilities of $28,566. Of this net loss, $1,576,240 resulted from stock-based compensation charges and was therefore non-cash, including $942,713 from warrants issued to the Manufacturer for the exclusive license of the technologies during the first quarter of fiscal year 2007.

The Company used cash in investing activities by purchasing property and equipment totaling $5,454 during the nine months ending December 31, 2007 compared to $47,422 the same period last fiscal year.

There was $1,015,000 of net cash provided from financing activities during the nine months ended December 31, 2007. The proceeds consisted of net advances on the Company’s operating line of credit of $230,000, the issuance of convertible promissory notes of $600,000 and the sale of common stock of $185,000. During the same period of fiscal year 2007, net cash provided from financing activities was $3,483,982 which resulted from the sale of the Company’s common stock or from exercise of warrants.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year.

Subsequent to December 31, 2007, as described in Note 8 to our financial statements, the Company obtained an $800,000 increase in its bank line of credit to $1.3 million.

We also believe our existing cash, cash equivalents and short-term investments and funds available under our credit line combined with our current debt and equity financing efforts will be sufficient to meet liquidity and capital requirements for approximately the next six months assuming our advertising monies spent yield approximately the same amount of revenue from new orders. We are, therefore, currently actively attempting to raise both debt and equity financing. Should we have difficulty in raising such financing in a timely manner, we will reduce our discretionary spending, particularly our advertising and promotion expenses, in order to enable our existing cash and credit line availability to meet our requirements for such or possibly a longer time period.

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

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products and a nonexclusive license on a number of other products. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. Additionally, the Company paid the Manufacturer a non-refundable prepaid royalty totaling $400,000, of which $250,000 was paid during the fiscal 2006, $75,000 was paid during the fiscal 2007, and $75,000 has been paid during fiscal 2008, with the last monthly payment of $8,333 having been paid in January 2008.

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

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2007, the Company granted warrants to purchase 75,000 shares of common stock to the current investor who provided a bank guarantee so that the Company was able to obtain an operating line of credit. There was no cash consideration for the warrant grant. The warrants are for a term of 5 years, have an exercise price of $2.00 per share and are exercisable immediately. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the warrants and any subsequent issuance of the underlying common shares upon their exercise.

During the quarter ending December 31, 2007, the Company granted stock warrants to two outside consultants to purchase a total of 35,000 shares of common stock in connection with services rendered and to be rendered to the Company. There was no cash consideration for the warrant grant. The warrants are for a term of 10 years, vest quarterly over the three year period following grant, and have an exercise price of $2.00 per share. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the grant of the warrants and any subsequent issuance of the underlying common shares upon their exercise.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2008.

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