Form 10KSB
period 2008-03-31
ALCiS Health, Inc.
filed 2008-06-27
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  for the fiscal year ended March 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  for the transition period from _______ to _______

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

The issuer’s revenues for the fiscal year ended March 31, 2008 were $1,571,469.

The aggregate market value of common stock held by non-affiliates at May 31, 2008 was $6,005,438 (see Note A)

As of June 15, 2008, there were 9,021,902 outstanding shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Note A: Based upon the $2.00 price in the most recent transaction involving the sale of the Company’s common stock as there is no active trading market for our stock.

Total Number of Pages: 52

Exhibit Index is on Page 48

PART I

Item 1.	Description of Business

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our sales and marketing goals and objective and strategies and plans including that we expect that during fiscal 2009,our sales mix will change to where the majority of our revenue is coming from retail outlets., (2) expectations as to the number of employees we will have, (3) our future plans as to facilities and research and development activities, (4) the growth rate of the worldwide analgesic market, (5) our new product plans, (6) our expectation that our products are poised to be the first real innovative treatment alternative in the OTC topical analgesic market and will achieve strong success, (7) the Company’s anticipated product development and advertising and promotion expenses during some or all of fiscal 2009, (8) the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for fiscal 2009, (9) the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next three months to five months, (10) our plans to raise debt and equity financing, and (11) our contingency plan if we don’t raise financing in the next two to three months to then reduce expenses so that we can stretch our cash for another two months . These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether we are able to recruit key personnel, whether we generate enough cash from product sales or financing to conduct the marketing activities we desire, whether customers like our products and perceive that they receive benefits from their usage, whether BioZone continues to make our product in a quality and timely manner, whether we are able to obtain retail shelf space, whether larger companies decide to compete head-on with our products, no material adverse changes in the demand for the Company’s products, competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion, that there are no unexpected manufacturing issues as production ramps up, the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; and our ability to effectively reduce cash expenses quickly as a contingency as well as risk and other factors detailed in this report, especially under the caption “Risk Factors” at the end of this Item 1. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

ALCiS-CA was formed (under the name ALCiS Health, Inc.) as a California corporation on April 13, 2004. On March 31, 2006, ALCIS-CA entered into a reverse triangular merger (the “Merger”) with Registrant Emerging Delta Corporation and a newly-created wholly-owned subsidiary of Registrant, Delta Acquisition Sub, Inc. (“Sub”). In the Merger, (1) Sub merged into ALCiS-CA, with ALCiS-CA being the surviving corporation and becoming a wholly-owned subsidiary of Registrant, and (2) ALCiS-CA shareholders and holders of other equity interests received shares and other equity in Registrant in lieu of their ALCiS-CA shares and equity such that after the Merger they would own in excess of 96% of Registrant’s outstanding stock. Registrant, a Delaware shell company with no prior operations, changed its name as part of the Merger to ALCiS Health, Inc. Below, references to “we”, “us”, “our” the “Company” or “ALCiS” shall refer to the combined company and its subsidiary unless the context otherwise requires a different interpretation. In general, references to past actions and events of ALCiS prior to March 31, 2006 refer to ALCiS-CA, and references to current (i.e. April 1, 2006 and later) and future matters related to ALCiS refer to the combined Emerging Delta Corporation/ALCiS-CA Company, which is the reporting company pursuant to this Form 10-KSB. In addition, in this Form 10-KSB, our fiscal years ended March 31, 2006 and March 31, 2007 are referred to as fiscal 2006 and fiscal 2007, respectively, and our fiscal year ending on March 31, 2008 is referred to as fiscal 2008.

ALCiS’ principal business is researching, developing, marketing and distributing body therapy solutions, including but not limited to the area of pain management products such as topical analgesics. Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the granting of several trademarks, the development of five products and related proprietary formulations, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities. ALCiS began shipping product in fiscal 2006 and through March 31, 2008, had revenues of approximately $4.5 million and a net loss of approximately $12.7 million during the same period.

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

ALCiS’ flagship product, ALCiS® Daily Relief Pain Relief Cream, incorporates the patented LDS, which improves delivery of active ingredients to the lower layers of the skin, increasing the concentration of those active ingredients, and providing a prolonged treatment that can last four to six hours. Utilizing the LDS technology increases the effectiveness of the ALCiS products. ALCiS promotes its “Science of Relief®” marketing strategy primarily in connection with the LDS technology. ALCiS’ goal is to create a new niche in the pain relief market – stylish, scientific, effective, topical products without medicinal scents – capable of penetrating the well-established category of topical analgesics.

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

•

ALCiS products are more in the style of cosmetics — they do not have the odor, look, feel or marketing of the traditional style pain relief products. ALCiS products are scientific, stylish, sophisticated and unique. ALCiS pain relief products can be bundled with other ALCiS skin therapy solutions such as bath soaks and foot rubs to increase the continuity of purchases.

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

Core and Complementary Products

ALCiS has formulated and launched its core product and a family of four complementary companion products designed to provide a quick, convenient pain relief and/or therapeutic relief for consumers while providing a potentially continuing and profitable revenue stream.

•	ALCiS® Daily Relief Pain Relief Cream (Core Product)

•	Therapeutic Body Soak (Complementary Product Extension)

•	Therapeutic Body Scrub (Complementary Product Extension)

•	Therapeutic Body Lotion (Complementary Product Extension)

•	Therapeutic Foot Rub (Complementary Product Extension)

The full line of ALCiS products will include a unique set of total body therapy products which are used in a preventative regimen, i.e., products that have the benefit of relieving pain while also performing a number of other functions, i.e., cleansing, moisturizing, soothing, relaxing, scenting, etc. The four new therapeutic products were test marketed throughout fiscal 2008 as an additional offering to our direct response television commercials. As they were received favorably, the Company is currently formulating its marketing plan on how best to sell these products into the drug, grocery, specialty and mass retailers.

Other Additional Future Products

While ALCiS’ LDS technology forms a cornerstone to ALCiS’ product development, not all ALCiS products will require the integration of licensed technology. Additional products targeted for potential future development include the following, some of which fall within the pain relief category, others within a spa products category, and all of which are included within the concept of a total body therapy solution:

•	Massage Lotions, Massage Oils

•	Foot Soaks & Rubs

•	After Shave Balms

•	Eczema Relief Creams

•	Daily Exfoliating Cleansers

•	Dermal Renewing Lotions

•	All-Day Moisturizing Creams

•	Hydrating Creams

•	Acne Creams & Eliminators

•	Shave Creams and Lotions

•	Sunburn Treatments

•	ALCiS Dermatological Line (For Pre and Post Cosmetic Procedures)

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

•	Approximately two-thirds of arthritis sufferers are women and it affects all age groups including nearly 300,000 children.

•	The “baby boomer” generation is now a prime risk group, with more than two-thirds of arthritis sufferers being under the age of 65.

•	Arthritis is the number one cause of disability, and lower back pain is the leading cause of disability for sufferers under the age of 45.

•	A Gallup Poll (2002) shows that 4 out of 10 (42%) American adults say they experience pain daily, with nearly all Americans (89%) saying they experience pain each month.

•	Arthritis causes $125 billion in expense per year to the US economy (Center for Disease Control).

•	At any given time, 1% of the US population is temporarily disabled by back pain.

ALCiS is targeting purchasers of oral medications for its Daily Relief cream as they are currently users of medications and may wish to avoid the potential risks and side effects of such oral medications, including:

•	Gastrointestinal bleeding & stroke; and

•	Potential drug interactions.

Marketing and Sales Strategy and Key Customers

ALCiS launched its family of topical pain relief and therapeutic products in the United States to a broad base of customers during fiscal 2006 via a nationwide campaign of direct response (including print and television), physician oriented sampling programs and a public relations campaign. It is through the awareness achieved from these strategies that the Company has been able to migrate it sales model to distribution through retail channels. Throughout fiscal 2008, the Company garnered distribution in approximately 8,000 chain drug and specialty retail stores. ALCiS’ Daily Relief Pain Relief Cream can be found in regional drug stores such as Longs Drugs and Duane Reade and nationally at Walgreens. Subsequent to year end, the Company secured shelf placement at all 5,200 Rite Aid stores. ALCiS will continue to penetrate the United States throughout fiscal 2009 and then plans to expand its marketing and distribution internationally. During fiscal 2008, no ALCiS customer represented more than 10% of its sales; in fiscal 2009, the Company expects its success to be dependent on its key national accounts such as Walgreens and Rite Aid as well as its penetration of regional retail accounts and regional distributors.

ALCiS’ current direct marketing activities include a national public relations campaign, 30 & 15 second television spots, print advertising and Internet-based advertising. ALCiS’ plan is designed to educate prospective customers while creating widespread awareness of its topical pain relief products. Additionally, the Company has received the endorsement of the pain management community who see ALCiS as an excellent first line of defense. Management believes that boomers will look to their doctors and therapists for advice on pain management. ALCiS Daily Relief is also being recommended by leading market specialists including rheumatologists, family practitioners, orthopedic surgeons and physician’s assistants. Currently, the Company is working with leading consumer advocacy groups – Arthritis Foundation, American Chronic Pain Association, National Fibromyalgia Association – to create continued professional and consumer awareness and support.

In addition to baby boomers, and individuals 65 years and older, a large potential market exists with endurance athletes. Young endurance athletes can experience the same type of chronic and overuse injuries that are common among their older counterparts. For similar reasons, ALCiS is an ideal solution for this market as well. The low impact of the Company’s products is a strong selling point as compared to the drastic hot and cold sensations applied to areas of pain by existing topical analgesics and patches.

The Company is currently accessing the athlete community through distribution at specialty retail stores and athletic sponsorship. The ALCiS Triathlon Team is currently the Company’s main sponsorship vehicle. The Company intends to try to expand distribution through the association with key influencers within a defined sports field. It currently is seeding its product among influential professional triathletes and sampling programs, and has experienced considerable publicity as a result of the efficacy of ALCiS Daily Relief.

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

The NSAID market is a well established market exceeding $2 billion in sales, with many players competing for the same dollars. Due to the fact that many of the patents providing marketing exclusivities have long expired, everyone that has the capability to produce an OTC NSAID via approved ingredients can create their own brand, hence the wide number of store brand generics. This over-saturation of the market has therefore driven prices down, thus making OTC NSAIDs widely available to a large spectrum of consumers on many income levels. This is one of the single biggest strengths of this market. When considering treatment alternatives in terms of dollar cost, without regard to potential side effects, the OTC NSAID market is by far the cheapest solution / option for pain management.

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

Distribution

ALCiS has engaged two separate fulfillment providers to handle shipments to both our wholesale and direct to consumer customers. Drug store, mass and specialty retailers are serviced by Logistics Master, LLC for distribution in North America. Logistics Master is based in Tulsa, Oklahoma and specializes not only in the unique aspects of fulfillment to large retailers but also is able to handle the Company’s technology platform to manage inventory and communications to our customers via Electronic Data Interchange (EDI). Logistics Master also fulfills product orders for the Company’s professional sampling program.

Direct to consumer sales are serviced by Moulton Logistics Management in Van Nuys, CA. Moulton provides “pick and pack” fulfillment services for ALCiS and numerous other clients in B2B and B2C marketing, including DRTV (Direct Response Television), catalogs, online shopping, continuity programs, literature fulfillment and Customer Relationship Management (CRM) services. Moulton operates from a 200,000 sq. ft. facility in Van Nuys, CA and provides ALCiS with customer service support including order tracking, returns and other after sale service issues.

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

Under the agreement, ALCiS pays a percentage based royalty, with a minimum royalty of at least $25,000 per month until December 31, 2008, when the minimum monthly royalty increases to $50,000. Additionally, ALCiS has paid BioZone non-refundable, prepaid royalties of $400,000 over the last three fiscal years. ALCiS has also granted BioZone 560,000 warrants to purchase shares of its common stock at $2.00 per share. During fiscal 2008, ALCiS decided to let lapse its purchase option with BioZone to acquire broader technology rights as the parties could not reach terms ALCiS deemed advantageous.

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

Product Development

During the fiscal years ending March 31, 2006, 2007 and 2008, the Company spent approximately $465,620, $1,251,573 and $320,744, respectively, on product development activities. All of these expenditures were made to BioZone as we do not have a research and development staff and consist of the value of warrants we granted to BioZone in connection with our license and monthly license fees paid in accordance with the license and manufacturing agreement.

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

Personnel

ALCiS works with a number of organizations serving as outsourced service providers, including media buying, manufacturing, call centers, fulfillment and warehousing, contract sales representatives, legal and accounting. As such, ALCiS has been able to minimize personnel, and currently has only ten (10) employees, nine (9) of whom are full-time. ALCiS expects to increase the number of personnel considerably, and to have between 20 to 25 employees by the end of fiscal 2009, with most of the increase in marketing and sales personnel.

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

Since ALCiS commenced its operations in 2004, ALCiS has incurred substantial operating losses. For fiscal years 2007 and 2008, ALCiS had net losses of $5,411,162 and $3,904,354, respectively. ALCiS’ losses from operations have resulted in an accumulated deficit of $14,025,224 at March 31, 2008. ALCiS expects that its operating expenses will outpace revenues for the near future and result in continued losses. ALCiS’ long-term viability, profitability and growth will depend upon successful commercialization of initial products and the development and commercialization of new products relative to its business plan. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. There is no assurance that ALCiS will ever obtain profitability which may lead to the loss of your entire investment.

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

Although ALCiS has been testing its products with users and has engaged in sales over the last three years, its products may fail to meet consumer expectations. ALCiS has had little experience in retail distribution and may encounter margins that are less favorable than expected due to unexpected returns, credits and charge-backs. ALCiS will be required to replace products or refund the purchase price to consumers in cases of dissatisfaction. Failure of ALCiS’ products to meet expectations could:

•	damage its reputation,

•	decrease sales,

•	incur costs related to returns,

•	delay market acceptance of its products,

•	result in unpaid accounts receivable, and

•	divert its resources to reformulation or alternative products.

ALCiS needs additional capital to fund its growth.

ALCiS believes that its existing cash, cash equivalents and short-term investments, and investment received subsequent to year end will be sufficient to meet liquidity and capital requirements only for the next approximately three to five months assuming our promotion and advertising expenditures continue to yield an increasing level of revenue from our drug store customers. We are therefore currently actively attempting to raise both debt and equity financing which will dilute your stock ownership in ALCiS as the debt financing would likely have an equity component. There can be no assurance that we will be successful in our financing efforts, or that any financing raised will be on terms we find to be attractive. If ALCiS cannot obtain additional financing on reasonable terms, ALCiS may not have sufficient capital to operate its business as planned and would have to modify its business plan or curtail some or all of its operations. For example, we would reduce our discretionary spending, particularly our advertising and promotion expenses, in order to enable our existing cash to meet our requirements for a longer time period.

There is no assurance that ALCiS will be successful in maintaining its technology licenses.

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products and a nonexclusive license on a number of other products. For the license, ALCiS agreed to pay warrants to purchase 400,000 shares of ALCiS Common Stock, $400,000 in advance royalty payments which has been paid and to a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. In the event that ALCiS fails to pay such minimum monthly amounts, ALCiS may lose all licensed rights relating to these technologies. While ALCiS has successfully negotiated contract modifications in the past, there is no assurance ALCiS will continue to be successful in such negotiations.

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

Our trademarks are of material importance to our business and, together with our license agreement with BioZone, are among our most important assets. In fiscal 2008, substantially all of ALCiS’ total revenues were from licensed products. ALCiS’ ability to produce and sell pain management products depends in part on maintaining various trademarks and protecting its operational trade secrets and to a lesser extent on securing patent protection for its products. To protect its proprietary technology, ALCiS will rely upon a combination of proprietary technology and know-how, patents, trademarks, copyrights, confidentiality agreements and/or other contractual covenants to establish and protect its intellectual property rights. There can be no assurance that steps taken by ALCiS to protect its intellectual property will be adequate to prevent infringement or misappropriation of that intellectual property, or that ALCiS’ competitors will not independently develop products substantially equivalent or superior to ALCiS’ products. Any infringement or misappropriation could have a material adverse effect on ALCiS’ future financial results. ALCiS believes its business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against ALCiS and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by ALCiS in the conduct of its business will be available to ALCiS on reasonable terms, if at all. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results. The loss of such rights (or the failure by ALCiS to obtain similar licenses or agreements) could have a material adverse effect on ALCiS’ business, financial condition and results of operations. In addition, it is believed that, from time to time, ALCiS may become involved in intellectual property disputes with third parties, which may not result in a favorable outcome for ALCiS. ALCiS also could incur substantial costs to assert its intellectual property or proprietary rights against others.

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

ALCiS is introducing its pain management products as new products to consumer markets unfamiliar with their use and benefits. ALCiS does not know whether its products will generate widespread acceptance. If consumers do not purchase its products, ALCiS will not be profitable and you may lose all of your investment. ALCiS only recently began selling its products into drug and specialty stores and thus has a limited history on how well these products will be received in this new channel. Because ALCiS has shifted its revenue mix away from direct to consumer sales, we have become increasingly more dependent on retail distribution. Our retail customers could cut back demand for a variety of reasons such as competitive pressures or failure to have adequate sell-through. You must consider ALCiS’ prospects in light of the risks, expenses and challenges of attempting to introduce new products with unknown consumer acceptance.

ALCiS’ marketing strategies may not be successful, which would adversely affect its future revenues and profitability.

ALCiS’ revenues and future depend on the successful marketing of pain management and body therapy products. ALCiS cannot assure you that consumers will be interested in purchasing its products. ALCiS currently uses direct marketing to sell its products via television commercials, infomercials, magazine and newspaper advertising and the Internet. Its infomercials and commercials may not generate sufficient income to continue to air the commercials. ALCiS expects that the awareness attained from the direct marketing will support its current launch into retail stores. ALCiS also has initiated a public relations campaign and distributes samples through its professional sampling program. ALCiS may find less success in the selling process than expected. ALCiS expects that the majority of its future revenue will come from wholesale sales to drug, chain mass and specialty stores; less than forecasted sales in this channel will significantly impact projections. The Company has sought to mitigate this risk by engaging InterQuantum, who specializes in assisting companies to make the transition from direct to consumer to wholesale sales. InterQuantum has helped the Company set up its broker network and migrate its television commercials to support sales at drug and specialty stores. ALCiS expects the incorporation of this strategic relationship will reduce the risk of underperformance. ALCiS’s strategy is to use direct response advertising to promote its products for sale at retail stores and combine this with public relations and professional sampling. ALCiS has a limited history in selling to drug store chains, pharmacies, specialty stores and mass retailers. ALCiS may encounter terms dictated by these potential customers that are not acceptable or at a level that is not profitable. If ALCiS’ sales and marketing strategies fail to attract customers, its product sales will not produce future revenues sufficient to meet its operating expenses or fund its future operations. If this occurs, ALCiS’ business may fail and you may lose your entire investment

ALCiS’ current or future manufacturers could fail to fulfill ALCiS’ orders for products which would disrupt its business, increase its costs and could potentially cause it to lose its market.

ALCiS currently depends on one contract manufacturer in California to produce its pain management products. To date ALCiS has received only limited quantities of finished products and does not yet have an operating history that demonstrates that this manufacturer can produce its pain management products in a timely manner or in sufficient volumes. In order to reduce the risk of undersupply, ALCiS will participate in all procurement of longer lead-time materials, stock such materials for ready availability and, initially, stock more inventory than otherwise required under a just-in-time inventory program. The manufacturer may also fail to produce the products to ALCiS’ specifications or deliver them on a timely basis. This manufacturer is located in California and could be subject to risk of natural disasters such as an earthquake resulting in disruption of supply. Any change in manufacturers or location could disrupt its business due to delays in finding a new manufacturer, providing specifications and testing initial production. ALCiS has identified a back-up manufacturer on the East coast and we expect to complete the qualification process of this vendor during FY 2009. There can be no assurance that we will be successful with this potential manufacturer. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline.

ALCiS may not be able to manage expanding operations.

If ALCiS is successful in achieving market acceptance of its products, it will be required to expand its operations quickly, requiring the establishment of technical operations, system administration, and sales and marketing in each target market. This may result in new and increased responsibilities for management and place significant strain on ALCiS’ management, operating and financial systems and other resources. To accommodate such growth and compete effectively, ALCiS will be required to implement and improve information systems, procedures and controls, and to train, motivate and manage its work force. ALCiS’ future success will depend to a significant extent on the ability of its future management personnel to operate effectively. There can be no assurance ALCiS’ personnel, systems, procedures and controls will be adequate to support ALCiS’ future operations.

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

To raise working capital, ALCiS offered common stock and warrants in private transactions that ALCiS believed to be exempt from registration under the Securities Act of 1933, as amended, and state securities laws. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against ALCiS or its principals, ALCiS would spend time and financial resources to pay expenses for defense, rescission awards or regulatory sanctions. The use of funds would reduce the capital available to implement its full plan of operation.

There may be substantial sales of ALCiS’ common stock by existing stockholders which could cause the price of ALCiS’ stock to fall.

Future sales of substantial amounts of ALCiS’ common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of its common stock to decline and could impair the value of your investment in ALCiS’ common stock and its ability to raise equity capital in the future. As of June 15, 2008, ALCiS had 9,021,902 shares of common stock outstanding, all of which may be sold immediately without restriction in the public market, if one develops. The sales of ALCiS common stock by stockholders having registered stock or even the appearance that such holders may make such sales may depress any trading market that develops before shareholders are able to sell the common stock they received in the Company’s common stock offerings.

ALCiS’ outstanding warrants and options, and additional future obligations to issue ALCiS securities to various parties, may dilute the value of your investment and may adversely affect ALCiS’ ability to raise additional capital.

As of March 31, 2008, ALCiS had warrants and options outstanding that can be exercised for 4,018,746 shares of its common stock at exercise prices ranging from $0.10 to $4.75 per share. ALCiS has historically issued shares of its common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and ALCiS will continue to grant additional shares of stock and issue stock options in the future. ALCiS can issue 1,300,000 shares of common stock under its 2004 Plan, and as of March 31, 2008, had 687,575 outstanding options under the 2004 Plan of which 436,847 were exercisable, leaving 612,425 options available for future grant under the 2004 Plan.

During the year ending March 31, 2008 and subsequently, ALCiS raised capital by selling convertible promissory notes with warrants. The warrants are issued upon conversion of the notes at a future date at a price which is determined by a qualified equity financing of at least $4 million. Because the conversion details are unknown, the exact number of warrants which will be issued cannot be calculated.

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

The Company’s directors, executives and principal shareholders beneficially own approximately 86% of total outstanding shares, as calculated on a fully diluted basis. Even where these amounts do not constitute a majority, if such persons act in concert, they will have significant power to elect the Company’s directors and, subject to certain limitations, effect or preclude fundamental corporate transactions involving the Company. See “Principal Shareholders” and “Description of Capital Shares.”

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

Product users may sue ALCiS if any of the products that it may sell are defective, fail to perform properly or injure the user. ALCiS has limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. Although, when practical, agreements are expected to contain provisions intended to limit its exposure to liability claims, these limitations may not prevent all potential claims. ALCiS may be exposed to liability claims in connection with the products it provides. Liability claims could require ALCiS to spend significant time and money in litigation and to pay significant damages. As a result, these claims, whether or not successful, could seriously damage ALCiS’ reputation and business. The Company currently has product liability insurance; in the event such insurance is inadequate or contested, the Company may not have sufficient coverage for liability claims.

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

Holders

As of March 31, 2008, there were approximately 375 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Registrant Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2008, the Company issued warrants to purchase 120,000 shares of its common stock to four current accredited investors for their guarantee on the Company’s operating line of credit. The warrants are exercisable at a price of $2.00 per share and expire 5 years from the date of grant. As part of this transaction 30,000 of the total warrants were issued to a member of the board of directors. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the sale of these warrants and for the shares issuable upon exercise of these warrants.

Registrant Share Purchases

There were no purchases made by or on behalf of Registrant or any “affiliated purchaser” (as defined in Exchange Act Rule 10b-18(a)(3)) of shares of Registrants $0.001 par value common stock during the fourth quarter of fiscal 2008.

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

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “forecasts”, and “estimates”, and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements in this are the Company’s growth strategy; the Company’s anticipated product development and advertising and promotion expenses during some or all of fiscal 2009; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for this fiscal year; the anticipation that the available funds and expected cash usage from operations will be sufficient to meet the liquidity and capital requirements for the next three to five months; our plans to raise debt and equity financing; our contingency plan if we don’t raise financing in the next two to three months to then reduce expenses so that we can stretch our cash for another two months. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not having unanticipated cash requirements; our not having difficulty raising financing on attractive or any terms; our ability to effectively reduce cash expenses quickly as a contingency as well as other risks and factors set forth in this Form 10-KSB, including in Item 1 under “Risk Factors” . The information included in this Form 10-KSB is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Revenue recognition

Net sales consist primarily of products sold directly to consumers via a telephone call center and the internet, shipping revenue, net of estimated returns and promotional discounts (referred to as retail sales).

The Company requires payment at the point of sale for all retail sales. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At March 31, 2008, the reserve for sales returns was $23,000 and was recorded as an accrued liability. The Company generally does not extend credit to customers for retail sales, except through third party credit cards. The majority of the retail sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales.

The Company generally recognizes revenue on wholesale accounts, primarily drug and specialty retail stores at the time of shipment. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured. In certain cases, when the above conditions are not met, the Company defers the revenue until such time that it is appropriate. The Company established an allowance for doubtful accounts for a small number of questionable wholesale specialty accounts. At March 31, 2008, the allowance for doubtful accounts was $1,300 and was recorded as a reduction of accounts receivable. Under certain payment terms with wholesale customers, the Company delays the recognition of revenue until products are actually sold to the consumer. Revenue is recognized after confirmation is received from the customer of the total number of units sold to end users during each period.

The Company periodically provides advertising allowances, coupons, rebates and other incentive offers to its wholesale customers to encourage purchase by consumers at the store level. The Company reviews each promotion and determines the appropriate deduction from gross revenue. In the case of rebates and coupons, the Company estimates the redemption based on historical rates and provides a reserve as of the balance sheet date.

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

The Company charges to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company does not record an asset for prepaid royalties available for future sales. The total amount of prepaid royalties available for future sales is approximately $1,295,000.

Stock based compensation

The Company accounts for its stock based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share Based Payments”, whereby the cost of share based payments to employees, including grants of employee stock options, are measured based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

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

In accordance with EITF 96-18, the stock options or common stock warrants are fair valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

ALCiS began selling its products in May 2005, and has realized annual revenue of approximately $0.8 million, $2.3 million and $1.6 million during fiscal 2006, 2007 and 2008, respectively.

Results of Operations

Net Sales

Net sales for the twelve months ended March 31, 2008 were $1,571,469, compared to $2,278,134 for the same period of fiscal 2007. The year-over-year decrease in net sales is due to the Company’s planned and recently-begun migration from a direct to consumer sales model to a wholesale plan where the majority of the revenue will come from sales to drug, specialty and mass retail stores. During the first quarter of fiscal 2008, the Company began selling products to regional drug and specialty stores. During this time, the Company began to focus on the direct to consumer channel as a means to promote sales in retail stores by creating awareness instead of primarily revenue generation and revenues from direct to consumer accordingly decreased. The Company had found that although it had been successful at finding profitable direct to consumer avenues, it was not able to ramp media and corresponding revenue to significant levels while maintaining profit. Because of this, the Company consciously reduced its media spending, focusing on awareness, until national distribution could be attained at the retail stores. The Company still uses direct to consumer advertising as it is more efficient and less costly than running regular advertising without mention of an 800 number or website.

Since the Company did not begin selling into Walgreens, its first major retail account, until the fourth quarter of fiscal 2008, the majority of all sales were the result of direct-to-consumer sales activities, and a small amount of wholesale private label sales. There was no material price erosion for our product offerings.

Our current growth strategy relies on increased penetration in the drug, specialty and mass retail stores, continued use of direct to consumer media to create awareness, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements.

Our principal market is the United States, which accounts for 99% of all sales. The Company has made a small amount of sales to a distributor in India, but the amount is immaterial.

Our assets are all located in the United States.

Gross Profit

Gross profit represents net revenue less cost of sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the charges of the fulfillment contractor, the cost of personnel, facilities, and equipment associated with manufacturing support and charges for excess inventory. For the twelve months ended March 31, 2008, gross profit was $928,669 compared to $1,418,524, or a 35% decrease. This decrease was primarily due to the lower sales volume.

	Year Ended March 31,
	2008	2007
Net Revenue	$1,571,469	$2,278,134
Cost of Sales	642,800	859,610

Gross Profit	$928,669	$1,418,524

Gross Margin	59%	62%

Gross margin, which is gross profit as a percent of net revenue, for the twelve months ended March 31, 2008, was 59% versus 62% during fiscal 2007. The decline is primarily due to decreases in the volume of product we purchased and the absorption of certain fixed costs from our new fulfillment center which we contracted in fiscal 2008 to handle product deliveries to our new wholesale customers.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. Product development expenses during the twelve months ended March 31, 2008 were $320,744 compared to $1,251,573 in the previous twelve months, or a 74% decrease. Of the $1,251,573 in fiscal 2007, $942,713 was due to stock-based compensation charges from warrants issued to the manufacturer for the exclusive license of the technologies and $308,860 was due to the monthly royalty payments in accordance with our technology contracts. The expense related to the warrants was calculated using the Black-Scholes option-pricing model and thus does not represent any cash payments to the manufacturer. The current year expense is primarily due to the royalty payments in accordance with our technology contracts.

We plan to increase product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses in absolute dollars are likely to increase for fiscal 2008. However, product development expenses as a percentage of net sales may fluctuate.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations, costs relating to our doctor sampling program and employee related expenses.

Advertising and promotion expenses for the twelve months ended March 31, 2008 were $2,614,551. This represents a decrease of $736,325 or 22%, from the fiscal 2007 total of $3,350,876. The decrease is primarily attributed to the Company’s strategy to shift from a direct to consumer sales model to selling ALCiS products in drug, specialty and chain mass stores. As the Company pursued this strategy it consciously decreased the media spending until such time when ALCiS Daily Relief was available nationally. By focusing on this course, ALCiS garnered distribution in approximately 8,000 retail stores including the Company’s first national account, Walgreens. Subsequent to year end, the Company also secured shelf space at all 5,200 Rite Aid stores and several additional regional drug stores such as Bartell Drugs in Washington, Snyder’s Drug Stores in the Midwest and USA Drug in Arkansas and four surrounding states. The year over year decrease can be attributed to lower expenditures to support our direct to consumer sales in the areas of TV media, print media, call center commissions and production costs of approximately $530,000, $241,000, $240,000 and $173,000 respectively. This is primarily offset by increases in headcount related expenses, product samples and public relations of approximately $210,000, $132,000 and $90,000 respectively. The increased spending was all focused on supporting the Company’s wholesale sales to drug and specialty retail stores.

Advertising and Promotion expenses for the first quarter of fiscal 2009 are expected to increase in absolute dollars as we continue to expand our sales and marketing presence in retail; however, advertising and promotion expenses as a percentage of net sales may fluctuate.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and outside services such as legal, auditing, and tax services.

SG&A expenses for the twelve months ended March 31, 2008 were $1,822,614. This represents a decrease of $455,239 or 20% from the fiscal 2007 total of $2,277,853. The majority of this decrease can be attributed to stock based compensation charges related to certain warrants and options issued to employees, directors and Company advisors. We incurred employee stock based compensation charges under FASB No. 123R for the first time during fiscal 2007, previously having incurred such charges only for directors and consultants. During fiscal 2008, the Company had fewer initial employee stock option grants, and added fewer consultants, advisors and directors. Other significant decreases include legal fees and headcount related expenses of approximately $35,000 and $50,000 respectively. These were offset by increases in insurance of approximately $42,000 and office rent of $58,000.

Total Other Income (Expense), Net

Total Other Income (Expense), Net decreased $125,730 to an expense of $75,114 in fiscal 2008 versus income of $50,616 in fiscal 2007 primarily due to Interest Income (Expense), Net declining $122,894 to an expense of $69,664 in fiscal 2008 versus income of $53,230 in fiscal 2007. ALCiS earned $16,052 and $53,230 of interest income during the years ended March 31, 2008 and 2007 respectively, with the decline primarily due to a lower average outstanding balance of funds invested. During fiscal 2008, the Company incurred $49,323 of interest expense on the operating line of credit and notes payable and $30,268 in finance charges related to guarantees provided by certain current investors. Warrants to purchase the

Company’s common stock were issued as consideration for the personal guarantees of the Company’s line of credit. The expense related to the warrants was calculated using the Black-Scholes warrant-pricing model and amortized over the term of the agreements. During fiscal 2007, the Company did not incur any interest charges.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the years ended March 31, 2008 and 2007. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Overview

We ended fiscal 2008 with $83,801 in cash, cash equivalents, and short-term investments. This represents a decrease of $1,688,188 when compared with the amount of $1,771,989 on hand at on March 31, 2007. As of March 31, 2008, working capital, current assets less current liabilities, was a negative $1,112,521, which represents a decrease of $2,613,895 from $1,501,374 as of March 31, 2007. The decrease in working capital was mostly the result of cash usage from the Company’s operating loss. Our operating activities used cash of $3,707,734 for the twelve months ended March 31, 2008, and we expect our cash usage to increase as we grow our revenues and increase our operating expenses. As a result, we are currently seeking debt and equity financing in the next three to six months. There can be no assurance that we will be successful in raising financing or that any financing we obtain will be on terms we find attractive.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $1,688,188 during the twelve months ended March 31, 2008 to $83,801 from $1,771,989 at March 31, 2007. The decrease in cash and cash equivalents during the twelve months ended March 31, 2008 is mainly due to negative cash flows from operating activities of $3,707,734 which were only partially offset by our positive cash flows from financing of $2,025,000.

Our operating activities used cash of $3,707,734 for the twelve months ended March 31, 2008, compared to cash usage of $3,738,487 for the same period in the prior fiscal year. The negative cash flows from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to launch our products into the wholesale channel. Working capital sources of cash included a decrease in prepaid expenses and other current assets of $69,256. Working capital uses of cash included an increase in inventory of $118,203 and accounts receivable of $23,323 and a decrease of accounts payable and accrued liabilities of $92,333.

In the comparable period in fiscal 2007, the negative cash flows from operating activities were primarily attributable to the increased infrastructure, inventory and sales and marketing expenses required to drive our direct to consumer sales. Working capital sources of cash included an increase in accounts payable and accrued expenses of $137,607. Working capital uses of cash included an increase in inventory of $115,811 and prepaid expenses of $55,217, primarily from prepaid television media for the Company’s commercial.

The Company used cash in investing activities by purchasing property and equipment totaling $5,454 and $53,131 in the years ending March 31, 2008 and 2007, respectively.

Net cash provided from financing activities during the twelve months ended March 31, 2008, was $2,025,000 which consisted of net proceeds from the Company’s operating line of credit, issuance of common stock and convertible notes payable of $1,140,000, $185,000 and $700,000 respectively. Net cash provided from financing activities during the twelve months ended March 31, 2007, was $3,558,982, which consisted of proceeds from the sale of common stock net of offering costs.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for the next fiscal year. We also believe our existing cash, cash equivalents and short-term investments, together with cash flow from operations, and proceeds from our convertible debt offering, we have received subsequent to year end will be sufficient to meet liquidity and capital requirements only for the next approximately three to five months as the cash usage from our operating activities increases as we increase revenues, and therefore have to build inventory in advance of payment for product, and as we increase our expenditures, especially in sales and marketing. We are therefore attempting to raise both debt and equity financing. Should we not be successful in raising monies in the next two to three months, we plan to reduce our expenditures in order to attempt to stretch our cash to last us for an additional two months. There can be no assurance that we will be successful in our financing efforts, or that any financing raised will be on terms we find to be attractive, or that we will be able to operate so that our cash lasts us as long as five months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have, a current or future material effect on the financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products, a nonexclusive license on a number of other products, and an option to purchase broader rights to several technologies in the future. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. ALCiS leases its office space under a non-cancelable operating lease which expires in August 2008. Future rental payments are approximately $58,000 for fiscal 2009.

Recently issued accounting standards

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” , or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of March 31, 2008 and our tax position has not materially changed since March 31, 2007. For the year ended March 31, 2008, we did not identify and record any liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 does not impact our financial statements for the year ended March 31, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for the first quarter of fiscal 2009. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. We are currently evaluating the impact, if any, that the adoption of FSP 157-b will have on our operating income or net earnings.

On April 1, 2007, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. At March 31, 2008, the Company did not have any financial statement misstatements that required quantification or disclosure.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and it is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (SFAS No. 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS No.141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by us in fiscal 2008 has not had an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133”, ( SFAS No. 161). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. We are in the process of evaluating the new disclosure requirements under SFAS No. 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ALCiS Health, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of ALCiS Health, Inc. (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALCiS Health, Inc. at March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses to date, has a working capital deficit and a total stockholder’s deficit of $1,112,521 and $1,677,029, respectively at March 31, 2008. These conditions raise substantial doubt its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas June 27, 2008

ALCiS Health, Inc.

Consolidated Balance Sheets

	As of March 31,
	2008	2007
Assets
Current
Cash and cash equivalents	$83,801	$1,771,989
Inventory	340,051	221,848
Accounts receivable, net allowance for doubtful accounts of $1,300 and $0 at March 31, 2008 and 2007, respectively	32,836	9,513
Prepaid expenses and other current assets	105,515	135,918

Total current assets	562,203	2,139,268

Property and equipment, net of accumulated depreciation of $43,653 and $20,503 at March 31, 2008 and 2007, respectively	26,262	43,958
Deferred loan costs	68,000	—
Other assets	41,230	41,541

Total assets	$697,695	$2,224,767

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$531,583	$623,916
Deferred revenue	3,141	13,978
Line of credit	1,140,000	—

Total current liabilities	1,674,724	637,894

Convertible notes payable	700,000	—
Commitments and contingencies	—	—

Shareholders’ equity (deficit)
Preferred stock	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 9,021,902 and 8,936,902 shares issued and outstanding at March 31, 2008 and 2007, respectively	9,022	8,937
Additional paid-in capital	12,339,173	11,698,806
Accumulated deficit	(14,025,224)	(10,120,870)

Total shareholders’ equity (deficit)	(1,677,029)	1,586,873

Total liabilities and shareholders’ equity (deficit)	$697,695	$2,224,767

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2008	2007
Revenue	$1,571,469	$2,278,134

Operating expenses
Cost of sales	642,800	859,610
Advertising and promotion	2,614,551	3,350,876
Selling, general and administrative	1,822,614	2,277,853
Product development	320,744	1,251,573

Total operating expenses	5,400,709	7,739,912

Operating loss	(3,829,240)	(5,461,778)
Interest income (expense), net	(69,664)	53,230
Other expense, net	(5,450)	(2,614)

Total other income (expense), net	(75,114)	50,616

Net loss available to common shareholders	$(3,904,354)	$(5,411,162)

Net loss per common share:
Basic and fully diluted	$(0.43)	$(0.68)

Number of common shares:
Weighted average common shares outstanding, basic and fully diluted	9,006,135	7,911,894

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years ending March 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, March 31, 2006	—	$—	7,148,902	$7,149	$6,639,576	$(190,000)	$(4,709,708)	$1,747,017
Cash received from Common Stock subscribed as of March 31, 2006	—	—	—	—	—	190,000	—	190,000
Issuance of Common Stock for cash in April 2006	—	—	42,500	43	84,957	—	—	85,000
Consultant option expense for the quarter ended June 30, 2006	—	—	—	—	78,515	—	—	78,515
Technology warrant expense for the quarter ended June 30, 2006	—	—	—	—	942,713	—	—	942,713
Issuance of Common Stock for cash in September 2006	—	—	88,000	88	175,912	—	—	176,000
Consultant option expense for the quarter ended September 30, 2006	—	—	—	—	338,468	—	—	338,468
Issuance of Common Stock for cash during the quarter ended December 31, 2006, net of offering costs of $207,000	—	—	1,620,000	1,620	3,031,362	—	—	3,032,982
Consultant option expense for the quarter ended December 31, 2006	—	—	—	—	216,544	—	—	216,544
Issuance of Common Stock for cash during the quarter ended March 31, 2007	—	—	37,500	37	74,963	—	—	75,000
Consultant option expense for the quarter ended March 31, 2007	—	—	—	—	115,796	—	—	115,796
Net loss for the year ended March 31, 2007	—	—	—	—	—	—	(5,411,162)	(5,411,162)

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years ending March 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, March 31, 2007	—	$—	8,936,902	$8,937	$11,698,806	$—	$(10,120,870)	$1,586,873
Issuance of Common Stock for cash in April 2007	—	—	25,000	25	49,975	—	—	50,000
Exercise of Common Stock warrants for cash in June 2007	—	—	60,000	60	134,940	—	—	135,000
Consultant option expense for the quarter ended June 30, 2007	—	—	—	—	97,123	—	—	97,123
Consultant option expense for the quarter ended September 30, 2007	—	—	—	—	78,631	—	—	78,631
Warrant expense for loan issue costs during the quarter ended December 31, 2007	—	—	—	—	82,216	—	—	82,216
Consultant option expense for the quarter ended December 31, 2007	—	—	—	—	84,858	—	—	84,858
Warrant expense for loan issue costs during the quarter ended March 31, 2008	—	—	—	—	54,905	—	—	54,905
Consultant option expense for the quarter ended March 31, 2007	—	—	—	—	57,719	—	—	57,719
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(3,904,354)	(3,904,354)
Balance, March 31, 2008	—	$—	9,021,902	$9,022	$12,339,173	$—	$(14,025,224)	$(1,677,029)

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,904,354)	$(5,411,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	318,331	1,692,037
Amortization of deferred loan costs	30,268	—
Depreciation	23,150	16,935
Changes in operating assets and liabilities:
Inventory	(118,203)	(115,811)
Accounts receivable, net	(23,323)	10,705
Prepaid expenses and other current assets	69,256	(55,217)
Other assets	311	(12,036)
Accounts payable and accrued liabilities	(92,333)	137,607
Deferred revenue	(10,837)	(1,545)

Net cash used in operating activities	(3,707,734)	(3,738,487)

Cash flows from investing activities:
Purchase of property and equipment	(5,454)	(53,131)

Net cash used in investing activities	(5,454)	(53,131)

Cash flows from financing activities:
Proceeds from line of credit	1,225,000	—
Payments on line of credit	(85,000)	—
Proceeds from issuance of common stock, net of offering costs	185,000	3,558,982
Proceeds from convertible notes payable	700,000	—

Net cash provided by financing activities	2,025,000	3,558,982

Net decrease in cash and cash equivalents	(1,688,188)	(232,636)
Cash and cash equivalents at beginning of period	1,771,989	2,004,625

Cash and cash equivalents at end of period	$83,801	$1,771,989

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,126	$—

Non-cash financing activities:
Warrants issued to line of credit guarantors	$137,121	$—

See accompanying notes to consolidated financial statements.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

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

Following the Merger, Delta amended its Certificate of Incorporation to change its name to ALCiS Health, Inc., to reduce the par value of its common stock from $1.00 per share to $0.001 per share, and to increase its authorized shares of common stock from 2,000,000 to 20,000,000 shares. The authorized preferred stock remained at 500,000 shares with a par value of $.001. In addition, ALCiS-CA changed its name to ALCiS, Inc. The accompanying consolidated financial statements include the accounts of ALCiS Health, Inc. and its wholly-owned subsidiary, ALCiS, Inc. (hereinafter referred to “ALCiS” or the “Company”). All intercompany accounts and transaction have been eliminated.

The Merger for accounting and financial reporting purposes is accounted for as an acquisition of Delta by ALCiS-CA. As such ALCiS-CA was the accounting acquirer in the Merger, and the historical financial statements of ALCiS-CA are the financial statements for ALCiS following the Merger.

Following and under the terms of the Merger, ALCiS granted a stock dividend of 5.25 shares to each of its common shareholders which has the effect of a 6.25 for 1 stock split, resulting in 7,148,902 shares of common stock issued and outstanding. In addition, 200,000 warrants to purchase the ALCiS’s common stock were granted to two former directors of Delta for consulting services. These warrants have an exercise price of $2.00 per share, a term of 10 years with 50% vesting upon issuance and the remaining 50% vesting after one year. An additional 18,750 warrants were issued to two other former directors of Delta as a replacement for warrants previously issued by Delta. These warrants have an exercise price of $2.00 per share and vest immediately upon grant. Finally, the Company assumed 26,875 options with an exercise price of $2.40 per share and 12,500 options with an exercise price of $1.91 per share from Delta. These options are fully vested and expire in March 2008. These options were not exercised and thus have expired.

ALCiS estimated the fair value of these options using the Black-Scholes option-pricing model and recorded the related expense in the current period for vested awards and recorded expense related to unvested awards over the vesting period.

ALCiS markets and distributes over-the-counter health care products, including ALCiS® Daily Relief Pain Relief Cream and related products. The majority of the Company’s revenue to date has been through direct-response advertising and web commerce. During the current fiscal year, however, the Company introduced ALCiS® Daily Relief Pain Relief Cream into drug and specialty stores such as Longs Drugs in California and Walgreens nationally. As of March 31, 2008, ALCiS Daily Relief Pain Relief Cream could be found at approximately 8,000 retail stores nationwide.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 1 - Organization and Business (Continued)

The Company has incurred significant operating losses to date and has a working capital deficit and a total stockholders’ deficit of $1,112,521 and $1,677,029, respectively at March 31, 2008. While the Company has been successful in implementing its wholesale marketing and sales strategy evidenced by garnering distribution in approximately 13,000 chain drug and specialty retail stores as of June 26, 2008, its existing cash, cash equivalents and short-term investments, received subsequent to year end will be sufficient to meet its liquidity and capital requirements for only the next approximately three to five months assuming promotion and advertising expenditures continue to yield an increasing level of revenue from drug store customers. Therefore, the Company is currently actively attempting to raise both debt and equity financing. However, there can be no assurance that the financing efforts will be successful or that any financing raised will be on commercially attractive terms. If the Company cannot obtain additional financing on reasonable terms, there may not be sufficient capital to operate the business as planned and the Company would have to modify its business plan or curtail some or all of its operations. For example, discretionary spending, particularly advertising and promotion expenses, would be reduced in order to enable existing cash to meet capital requirements for a longer period of time.

Note 2 - Summary of Significant Accounting Policies

Cash and cash equivalents

For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory

Inventory consists of ALCiS® Daily Relief Pain Relief Cream and related products available for sale to consumers and packing materials. Inventory is valued at the lower of first-in, first-out cost or market. Under certain payment terms with wholesale customers, the Company delays the recognition of revenue until products are actually sold to the consumer. When this is required, the Company accounts for the inventory at the customer’s facility on consignment. At March 31, 2008, the Company had $72,094 of inventory at customer locations on consignment, included in inventory.

Property and equipment

Property and equipment, consisting primarily of computer equipment, is carried at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue recognition

Net sales consist primarily of products sold directly to consumers via a telephone call center and the internet, shipping revenue, net of estimated returns and promotional discounts (referred to as retail sales).

The Company requires payment at the point of sale for all retail sales. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At March 31, 2008, the reserve for sales returns was $23,000 and was recorded as an accrued liability. The Company generally does not extend credit to customers for retail sales, except through third party credit cards. The majority of the retail sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales.

The Company generally recognizes revenue on wholesale accounts, primarily drug and specialty stores, at the time of shipment. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured. In certain cases, when the above conditions are not met, the Company defers the revenue until such time that it is appropriate. The Company established an allowance for doubtful accounts for a small number of questionable wholesale specialty

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Revenue recognition (Continued)

accounts. At March 31, 2008, the allowance for doubtful accounts was $1,300 and was recorded as a reduction of accounts receivable. Under certain payment terms with wholesale customers, the Company delays the recognition of revenue until products are actually sold to the consumer. Revenue is recognized after confirmation is received from the customer of the total number of units sold to end users during each period.

The Company periodically provides advertising allowances, coupons, rebates and other incentive offers to its wholesale customers to encourage purchase by consumers at the store level. The Company reviews each promotion and determines the appropriate deduction from gross revenue. In the case of rebates and coupons, the Company estimates the redemption based on historical rates and provides a reserve as of the balance sheet date.

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

The Company charges to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company does not record an asset for prepaid royalties available for future sales (see Note 7 for further discussion). The total amount of prepaid royalties available for future sales is approximately $1,295,000.

Deferred loan costs

The Company has issued warrants to certain investors for their guarantee of the line of credit facility with a regional bank. The warrants were valued using the Black-Scholes option-pricing model and the corresponding cost is amortized over the term of the guarantee. The total amount of deferred loan costs at March 31, 2008 was $106,853, of which, $38,853 is recorded as prepaid expense.

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

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Stock based compensation (Continued)

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

Earnings (loss) per share is as follows:

	Year ended March 31,
	2008	2007
Basic and Diluted:
Net loss available to common shareholders	$(3,904,354)	$(5,411,162)

Net loss per share available to common shareholders	$(0.43)	$(0.68)

Weighted average common shares outstanding	9,006,135	7,911,894

For the years ended March 31, 2008 and 2007, potential dilutive common shares under the warrant agreements and stock option plan of 4,393,225 and 4,302,600, respectively, were not included in the calculation of diluted loss per share as they were antidilutive.

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

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. These reclassifications had no effect on total assets, net income or total shareholders’ equity (deficit).

Recently issued unimplemented accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for the first quarter of fiscal 2009. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on its operating income or net earnings.

On April 1, 2007, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. At March 31, 2008, the Company did not have any financial statement misstatements that required quantification or disclosure.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and it is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (SFAS No. 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” , are met as of the

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Recently issued unimplemented accounting standards (Continued)

acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS No.141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by us in fiscal 2008 has not had an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133”, ( SFAS No. 161). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. We are in the process of evaluating the new disclosure requirements under SFAS No. 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

Note 3 - Line of Credit

On October 1, 2007, the Company entered into a revolving line of credit with a local business bank . The original borrowing base under the agreement was established at $500,000. The line is secured by the Company’s assets and matures on October 1, 2008, subject to renewal or conversion to a term loan at the bank’s discretion. The line bears interest at the banks prime rate plus 1.5% and was guaranteed by a current investor who was provided 75,000 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee on the initial $500,000 line. The warrants vest immediately and are exercisable for a term of five years. The fair value of the warrants was estimated to be $82,216 using the Black-Scholes option-pricing model and will be recorded as interest expense over the life of the loan guarantee.

During January 2008, the Company obtained an $800,000 increase to its revolving line of credit with the bank, increasing the line to $1,300,000. The additional line is guaranteed by four current investors who were provided a total of 120,000 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee. The warrants vest immediately and are exercisable for a term of five years. The fair value of the warrants was estimated to be $54,905 using the Black-Scholes option-pricing model and will be recorded as interest expense over the life of the loan guarantee.

During the fiscal year ending March 31, 2008, $14,126 was recorded as interest expense in the statement of operations relating to the line of credit. Interest only payments are due on the note each month. At March 31, 2008 the interest rate was 6.75% and the borrowings were $1,140,000. Also during the fiscal year, $30,268 was recorded as interest expense in the statement of operations for the amortization of the fair value of the warrants with $106,853 remaining as deferred loan costs as of March 31, 2008.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 4 - Convertible Notes Payable

During the third quarter of fiscal 2008, the Company received $600,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 8%. Of the total, $75,000 was received from two directors. The notes and accrued interest automatically convert into debt or equity upon a “Qualified Financing” which is defined as any debt or equity offering by which the Company secures gross proceeds of $4 million or more (whether as equity, debt or other consideration), including the amounts received under these convertible notes. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after March 31, 2009, provided that the Company may extend the note maturity date to December 31, 2009, in which case the interest rate would increase to 10%. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 25% of the note principal divided by the price per share of the stock sold in the Qualified Financing or the price per share at which the equity underlying or associated with the debt is issuable.

During March 2008, the Company received $100,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 10% and are due on demand at any time after September 30, 2009. The notes and accrued interest automatically convert into equity upon a “Qualified Financing” which is defined as any equity offering by which the Company secures gross proceeds of $4 million or more. The notes will convert into equity at a 40% discount to the shares issued in the financing. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after September 30, 2009. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 50% of the note principal divided by the price per share of the stock sold in the Qualified Financing.

The Company’s board of directors approved the terms of the convertible notes in March 2008, just prior to the first investment of $100,000. At this time, the board also approved that the new terms should be offered to the investors from the original convertible note investment received during the third quarter. In anticipation of each investor accepting these new terms, the Company accrued the additional interest in its financial statements. The value of the warrants was not calculated as the number and price of the warrants will not be determined until conversion.

Note 5 - Income Taxes

The Company files a U.S. Federal income tax return. The components of the Company’s deferred tax assets are as follows:

	March 31,
	2008	2007
Loss carryforwards	$3,548,714	$2,291,484
Stock options and warrants	1,012,047	903,815
Intangible assets	181,668	218,214
Returns reserve	7,820	10,921
Deferred revenue	1,068	4,753

	4,751,317	3,429,187
Less: valuation allowance	(4,751,317)	(3,429,187)

	$—	$—

As of March 31, 2008, the Company had generated U.S. net operating loss carryforwards of approximately $10,664,012 which expire beginning in 2025. These net operating loss carryforwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its loss carryforwards. Additionally, because Federal tax laws limit the time during which the loss carryforwards may be applied against future taxes, if the Company fails to generate sufficient taxable income prior to the expiration date, it may not be able to utilize the loss carryforwards. As the Company is not yet profitable and there is no assurance of future taxable income, a valuation allowance has been recorded to fully offset the deferred tax assets at March 31, 2008 and 2007. For the year ended March 31, 2008, the valuation allowance increased by $1,322,130.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 5 - Income Taxes (Continued)

Income tax expense (benefit) for the years ended March 31, is as follows:

	2008	2007
Current:
Federal	$—	$—
State and local	—	—

	—	—

Deferred:
Federal	$—	$—
State and local	—	—

	$—	$—

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended March 31, as follows:

	2008	2007
Computed “expected” income tax expense (benefit)	$(1,327,480)	$(1,839,795)
State income taxes, net of federal tax effect	—	—
Changes in deferred tax valuation allowance	1,322,130	1,834,810
Other, net	5,350	4,985

Actual income tax expense (benefit)	$—	$—

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. (“SFAS 109”)”. As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state incomes tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which management’s estimates may change is not quantifiable and a change, if any, is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period income statement, as necessary. The 2005, 2006, and 2007 tax years remain subject to examination by various federal and state tax jurisdictions.

Note 6 - Equity

Common stock

During the fiscal year 2007, the Company issued 1,788,000 shares of its common stock at $2.00 per share for cash proceeds of $3,576,000, recorded as approximately $3,369,000 net of the direct costs of the offering totaling approximately $207,000. As additional consideration, the Company issued the investors 1,325,000 warrants to purchase common stock with an initial exercise price of $2.30. The warrants are exercisable immediately, expire on December 31, 2011 and escalate in price every six months as follows:

Months After Issuance	Warrant Price
1 – 6	$2.30
7 – 12	$3.00
13 – 18	$4.00
19 – Term	$5.00

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 6 - Equity (Continued)

Common stock (Continued)

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

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock at a par value of $.001. At March 31, 2008, there are no shares of preferred stock issued or outstanding.

2004 Stock Plan

Effective September 28, 2004, the Company’s Board of Directors approved the ALCiS Health, Inc. 2004 Stock Plan (the “Stock Plan”). The Stock Plan, as amended on March 31, 2006 in conjunction with the Merger, is discretionary and allows for an aggregate of up to 1,300,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock purchase rights. The Stock Plan is administered by the Board of Directors which has exclusive discretion to select participants who will receive the awards and determine the type, size and terms of each award granted.

Options and warrants issued to non-employees

In May 2006, the Company issued warrants to purchase 25,000 shares of its common stock to an advisory board member. The warrants are exercisable at a price of $2.00 per share, vest quarterly over three years and expire 10 years from the date of grant.

In January 2007, the Company issued warrants to purchase 10,000 shares of its common stock to a consultant. The warrants are exercisable at a price of $2.00 per share and expire 10 years from the date of grant. The warrants vest over a two year period where 5,000 shares vest after one year and the remaining 5,000 shares vest monthly in the second year.

In October 2007, the Company issued warrants to purchase 10,000 shares of its common stock to a consultant. The warrants are exercisable at a price of $2.00 per share and expire 10 years from the date of grant. The warrants vest quarterly over three years.

In November 2007, the Company issued warrants to purchase 25,000 shares of its common stock to an advisory board member. The warrants are exercisable at a price of $2.00 per share and expire 10 years from the date of grant. The warrants vest quarterly over three years.

Expense relating to the options and warrants granted to non-employees was $10,814 and $240,320 for the years ended March 31, 2008 and 2007, respectively, and was calculated using the Black-Scholes option-pricing model.

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

During the years ending March 31, 2008 and 2007, the Company issued to employees options to purchase a total of 65,000 and 161,005 shares respectively of its common stock at an exercise price of $2.00 per share. The options have a term of 10 years and vest monthly over a four year period.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 6 - Equity (Continued)

Options and warrants issued to employees and directors (Continued)

Expense relating to the options granted to employees was $120,264 and $247,270 for the years ended March 31, 2008 and 2007, respectively, and was calculated using the Black-Scholes option-pricing model.

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

	Year Ended March 31,
	2008	2007
Expected life (years)	5.57	5.70
Risk-free interest rate	2.5%	5.0%
Dividend yield	—	—
Volatility	58%	97%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to the options and warrants granted to directors was $187,253 and $261,733 for the years ended March 31, 2008 and 2007, respectively, and there is $200,961 associated with nonvested awards that will be expensed in the future over a weighted average period of .77 years.

Summary stock option information

Information regarding the options and warrants granted is as follows:

	Year Ended March 31,
	Options		Warrants
	2008	2007	2008	2007
Outstanding, beginning of year	697,575	200,000	3,605,025	1,434,525
Granted	65,000	497,575	230,000	2,170,500
Exercised	—	—	(60,000)	—
Forfeited or cancelled	(75,000)	—	(69,375)	—

Outstanding, end of year	687,575	697,575	3,705,650	3,605,025

Exercisable, end of year	436,847	308,044	3,581,899	3,399,192

Available for grant	612,425	602,425

At March 31, 2008, the aggregate intrinsic value of stock options outstanding is $122,553 with a weighted average remaining contractual term of 5.53 years and the aggregate intrinsic value of stock options exercisable is $77,863 with a weighted average remaining contractual life of 5.60 years.

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 6 - Equity (Continued)

Summary stock option information (Continued)

Information regarding the weighted average exercise prices of options and warrants outstanding is as follows:

	Year Ended March 31,
	Options		Warrants
	2008	2007	2008	2007
Outstanding, beginning of year	$1.67	$0.90	$2.58	$2.76
Granted	2.00	2.00	2.00	2.00
Exercised	—	—	2.25	—
Forfeited or cancelled	2.00	—	2.24	—

Outstanding, end of year	$1.67	$1.67	$3.00	$2.58

Exercisable, end of year	$1.57	$1.55	$3.04	$2.46

Weighted average fair value of options and warrants granted	$.86	$1.69	$.86	$1.65

The following table summarizes significant information about stock options and warrants outstanding at March 31, 2008.

Grant Date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
October 2004	100,000	—	84,063	$0.10	6.5
March 2005	40,000	—	30,000	$1.00	2
Dec 2005	—	141,000	141,000	$2.88	7.75
Jan 2006	60,000	—	45,000	$2.00	7.83
Jan 2006	—	410,400	410,400	$2.88	7.83
March 2006	—	495,000	495,000	$3.25	8
March 2006	—	308,750	288,750	$2.00	8
April 2006	—	17,000	17,000	$2.88	8
May 2006	—	585,000	574,583	$2.00	8.08
July 2006	365,075	130,000	315,908	$2.00	8.25
December 2006	—	1,378,500	1,378,500	$3.88	3.75
March 2007	57,500	10,000	30,781	$2.00	9
July 2007	27,500	—	5,469	$2.00	9.25
October 2007	22,500	85,000	78,646	$2.00	9.5
November 2007	10,000	25,000	3,333	$2.00	9.58
January 2007	5,000	120,000	120,313	$2.00	5.2

Note 7 - Commitments and Contingencies

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

ALCiS Health, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

Note 7 - Commitments and Contingencies (Continued)

License and manufacturing agreement (Continued)

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

Additionally, the Company has paid the Manufacturer a non-refundable prepaid royalty totaling $400,000 under the terms of the agreement over the last three fiscal years.

During April 2006, the Company also granted the Manufacturer warrants to purchase 560,000 shares of the Company’s common stock. The warrants have an exercise price of $2.00 per share, are exercisable immediately and expire 10 years from the date of issue. Expense related to these warrants totaling $942,713 was calculated using the Black-Scholes option-pricing model and recorded as product development costs in the consolidated statement of operations for the year ended March 31, 2008.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS® Daily Relief Pain Relief Cream. The Manufacturer is currently the Company’s sole provider of ALCiS® Daily Relief Pain Relief Cream.

Operating Lease

The Company leases its office space under a non-cancelable operating lease which expires in August 2008. Future rental payments are approximately $58,000 for fiscal 2009. Rent under this lease was $128,939 for the year ended March 31, 2008.

Note 8 - Related Party Transactions

In January 2006, the Company entered into an agreement with a law firm owned by a former director, officer, and employee who is also a holder of 750,000 shares of its common stock. Under the agreement, the Company receives a discount off of regular billing rates in exchange for a monthly commitment of time. The agreement terminated on October 31, 2006 but ALCiS still uses the law firm’s services from time to time for various corporate law issues. For the year ended March 31, 2008 and 2007, the Company made payments totaling $9,746 and $86,268, respectively, to this law firm.

Note 9 - Subsequent Events

During the period April 1, 2008 through June 27, 2008, the Company received $1,335,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 10% and are due on demand at any time after September 30, 2009. The notes and accrued interest automatically convert into equity upon a “Qualified Financing” which is defined as any equity offering by which the Company secures gross proceeds of $4 million or more. The notes will convert into equity at a 40% discount to the shares issued in the financing. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after September 30, 2009. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 50% of the note principal divided by the price per share of the stock sold in the Qualified Financing.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).     Controls and Procedures

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2008, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management Assessment. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2008, our internal control over financial reporting is effective.

No Accountant Attestation. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report on internal control over financial reporting in this annual report.

No Fourth Quarter Changes. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal 2008 fourth quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, such control.

(c) Inherent Limitations on Effectiveness of Controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B.	Other Information

None

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders to be held on September 18, 2008 (the “2008 Proxy Statement”).

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is set forth in the 2008 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that

(1) where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2) where this Item calls for disclosure regarding the composition of the audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2008 Proxy Statement under the caption “Board Meetings and Committees and Audit Committee Financial Expert” and is incorporated herein by reference.

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

The information required by this Item is set forth in the 2008 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, and “Stock Option Table” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the 2008 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, and “Stock Option Table” and is incorporated herein by reference.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2008 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions is set forth in the 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference and information related to director independence is set forth in the 2008 Proxy Statement under the caption “Directors and Executive Officers of the Registrant” and is incorporated herein by reference.

Item 13.	Exhibits

The following exhibits are either incorporated by reference from prior filings or included with this filing as indicated below.

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006****

10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006****

21.0	List of Subsidiaries*

24.0	Power of attorney, included on pages 46

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 49

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 50

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 51

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 52

*	Incorporated by reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
****	Incorporated by reference as exhibit of the same number from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2007, and filed with the SEC on August 14, 2007.
+	Confidential treatment has been requested for portions of this exhibit.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in the 2008 Proxy Statement under the caption “Ratification of Independent Auditors—Audit and Non-Audit Fees” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCiS HEALTH, INC.

Dated: June 27, 2008	By:	/s/ Brian J. Berchtold
Brian J. Berchtold
President and Chief Executive Officer

	By:	/s/ Mark E. Lemma
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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian J. Berchtold Brian J. Berchtold	Director, Chief Executive Officer, President	June 27, 2008

/s/ Mark E. Lemma Mark E. Lemma	Chief Financial Officer	June 27, 2008

/s/ Douglas Glader Douglas Glader	Chairman of the Board, Director	June 27, 2008

/s/ David Booth David Booth	Director	June 27, 2008

/s/ Jerry Jarrell Jerry Jarrell	Director	June 27, 2008

/s/ Ravinder Sajwan Ravinder Sajwan	Director	June 27, 2008

/s/ David Scoffone David Scoffone	Director	June 27, 2008

ALCiS HEALTH, INC.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant*
3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*
3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*
3.4	Bylaws of the Registrant*
4.1	Form of Certificate of Common Stock of Registrant**
4.2	Form of Warrant*
4.3	Amended 2004 Stock Plan*
4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*
4.5	Form of Lock-up Agreement for certain investors*
10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***
10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+
10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*
10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*
10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*
10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*
10.7	Form of Indemnification Agreement*
10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006****
10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006****
21.0	List of Subsidiaries*
24.0	Power of attorney, included on page 46
31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith as page 49
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith as page 50
32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith as page 51
32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith as page 52

*	Incorporated by reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
****	Incorporated by reference as exhibit of the same number from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2007, and filed with the SEC on August 14, 2007.
+	Confidential treatment has been requested for portions of this exhibit.