Form 10KSB/A
period 2008-03-31
ALCiS Health, Inc.
filed 2008-07-29
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ALCiS Health, Inc. is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2008 (the “Original Report”) in order to add certain information required by the following items of Form 10-KSB:

Item	Description
Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10	Executive Compensation

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12	Certain Relationships and Related Transactions, and Director Independence

Item 13	Exhibits

Item 14	Principal Accountant Fees and Services

The Amended Report amends the Original Report and is being filed solely to amend Items 9, 10, 11, 12, 13 and 14 of Part III of the Original Report by deleting the text of such Items 9, 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.

The Amended Report contains the complete text of the Original Report except as noted in the immediately preceding sentence, with the additional information appearing in Items 9, 10, 11, 12, 13 and 14 of Part III.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

Marketing and Sales Strategy and Key Customers

ALCiS launched its family of topical pain relief and therapeutic products in the United States to a broad base of customers during fiscal 2006 via a nationwide campaign of direct response (including print and television), physician oriented sampling programs and a public relations campaign. It is through the awareness achieved from these strategies that the Company has been able to migrate it sales model to distribution through retail channels. Throughout fiscal 2008, the Company garnered distribution in approximately 8,000 chain drug and specialty retail stores. ALCiS’ Daily Relief Pain Relief Cream can be found in regional drug stores such as Longs Drugs and Duane Reade and nationally at Walgreens. Subsequent to year end, the Company secured shelf placement at all 5,200 Rite Aid stores. ALCiS will continue to penetrate the United States throughout fiscal 2009 and then plans to expand its marketing and distribution internationally. During fiscal 2008, no ALCiS customer represented more than 10% of its sales; in fiscal 2009, the Company expects its success to be dependent on its key national accounts such as Walgreens and Rite Aid as well as its penetration of regional accounts and regional distributors.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses to date, has a working capital deficit and a total stockholder’s deficit of $1,112,521 and $1,677,029, respectively at March 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

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

ALCiS Health, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years ending March 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, March 31, 2007	—	$—	8,936,902	$8,937	$11,698,806	$—	$(10,120,870)	$1,586,873
Issuance of Common Stock for cash in April 2007	—	—	25,000	25	49,975	—	—	50,000
Exercise of Common Stock warrants for cash in June 2007	—	—	60,000	60	134,940	—	—	135,000
Consultant option expense for the quarter ended June 30, 2007	—	—	—	—	97,123	—	—	97,123
Consultant option expense for the quarter ended September 30, 2007	—	—	—	—	78,631	—	—	78,631
Warrant expense for loan issue costs during the quarter ended December 31, 2007	—	—	—	—	82,216	—	—	82,216
Consultant option expense for the quarter ended December 31, 2007	—	—	—	—	84,858	—	—	84,858
Warrant expense for loan issue costs during the quarter ended March 31, 2008	—	—	—	—	54,905	—	—	54,905
Consultant option expense for the quarter ended March 31, 2007	—	—	—	—	57,719	—	—	57,719
Net loss for the year ended March 31, 2008	—	—	—	—	—	—	(3,904,354)	(3,904,354)

Balance, March 31, 2008	—	$—	9,021,902	$9,002	$12,339,173	$—	$(14,025,224)	$(1,677,029)

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

Deferred loan costs

The Company has issued warrants to certain investors for their guarantee of the line of credit facility with a regional bank. The warrants were valued using the Black-Scholes option-pricing model and the corresponding cost is amortized over the term of the guarantee. The total amount of deferred loan costs at March 31, 2008 was $106,853 of which, $38,853 is recorded as prepaid expense.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the Company’s current directors and executive officers, including age, position (if any) at ALCiS, business experience during the past five years and directorships of other publicly-owned corporations, as of July 25, 2008.

Name	Age	Position
Brian Berchtold	43	Chief Executive Officer, President and Director
Mark Lemma	43	Chief Financial Officer, Corporate Secretary
Doug Glader	64	Director
David Booth	65	Director
Ravinder Sajwan	46	Director
David Scoffone	52	Director
Jerry Jarrell	66	Director

Brian Berchtold joined ALCiS in April 2004, and has served as CEO, President and Director since February 2006. Mr. Berchtold brings over 15 years of international medical device and consumer health products sales experience to ALCiS. Prior to joining ALCiS, Mr. Berchtold founded and served as President of Rouge House LLC, a company which retails and distributes luxury products, from September 2003 to March 2004. Mr. Berchtold served as Vice President of Sales for Alliance Medical Corporation from November 2000 to August 2003. Mr. Berchtold holds a B.S. in Commerce — Finance from Santa Clara University.

Mark Lemma has served as Chief Financial Officer and Corporate Secretary since November 2004. Prior to joining ALCiS, Mr. Lemma served as Chief Financial Officer and Corporate Controller of Thales Navigation, Inc., a multi-national manufacturer in the Global Positioning System (GPS) industry from October 2001 to November 2004. Mr. Lemma holds a B.S. in Commerce — Accounting from Santa Clara University and is licensed as a Certified Public Accountant (inactive) in California.

David Booth has been a director since October, 2004. Mr. Booth is a former senior executive with Pfizer Inc. from which he retired in 1998 after 28 years. His most recent positions were as President and CEO of Schneider Americas, American Medical Systems and Valley Labs. These three companies were components of the Pfizer Medical Technology Group. Since retiring from Pfizer, Mr. Booth has worked as a consultant in the healthcare arena and has served as a director on several boards of directors. He currently serves on the Board of Directors of CryoCath Technologies Inc. (TSX:CYT), a Canadian public healthcare company, as well as several privately held companies in the healthcare field. Mr. Booth received an M.B.A. degree from Columbia University in Marketing and Operations Research. Previously, he graduated from McMaster University in Hamilton Canada with a B.S. degree.

Doug Glader has been a director since April 2004. Mr. Glader recently retired as Chairman, President and CEO of Procera Networks, Inc. (AMEX: PKT), a publicly traded company that he founded in May 2002, which develops integrated hardware and software solutions for the networking industry. From 1994 to 2002, Mr. Glader worked for Digi International, including serving as Chief Operating Officer from February 1999 to May 2002. Mr. Glader serves on several boards of directors of privately held companies and on several advisory teams of charitable organizations in the Bay Area. Mr. Glader has a B.S. in Business Administration from Northern State College (South Dakota).

Jerry Jarrell has been a director since the inception of Emerging Delta Corporation (Delta), our predecessor, in February 1993. Mr. Jarrell served as Chief Financial Officer and Treasurer of Delta from its inception in February 1993 until our merger with Delta in March 2006. Mr. Jarrell has served as Chief Financial Officer and Director of Starship Dining since 1999 and as Chief Financial Officer and Director of EMDSI-Hunt Power since 2005. Mr. Jarrell also served as Chief Financial Officer and Director of Compressco, Inc. from October 1999 until its sale in July 2004. He holds a B.S. in Accounting from Louisiana Tech University.

Ravinder “Ravi” Sajwan has been a director since April 2004. Mr. Sajwan is a serial entrepreneur and has founded multiple high technology companies, including Ample Communications, Acclaim Communications (Intel) Network Synthesis (PMC-Sierra). Mr. Sajwan graduated with honors and holds an M.S.E.E. from Polytechnic Institute of Brooklyn (New York).

David Scoffone has been a director since January 2006. Mr. Scoffone has served as the Chief Executive Officer and President of ATS, a California based transportation company, since April 1982. Mr. Scoffone was a founder and advisory board member of Heritage Bank from April 1994 through November 2003. In June 2006 he founded Pinnacle Bank (PBNK.OB), which has branches in Morgan Hill, Salinas and Gilroy, California, and currently serves on its Board of Directors.

There are no family relationships among any of the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and beneficial owners of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities. The Company typically assists in the filing of these reports on behalf of its directors and executive officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4 and 5, if any, and periodic written representations from reporting persons, that all officers, directors, and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements for fiscal year 2008.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Company has posted the text of such code of ethics on its website at www.alcis.com/investors. Information on the Company’s website is not part of this report.

Corporate Governance

The Board of Directors has appointed an Audit Committee, comprised of Mr. Jerry Jarrell, as Chairman, Mr. Ravinder Sajwan and Mr. David Scoffone. The Board of Directors has determined that Mr. Jarrell qualifies as an audit committee financial expert under the definition outlined by the Securities and Exchange Commission. In addition, each of Messrs. Jarrell, Sajwan and Scoffone qualify as an “independent director” under the current rules of the NASDAQ Global Market and Securities and Exchange Commission rules and regulations.

Item 10.	Executive Compensation

Executive Compensation

Fiscal 2008 Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding the compensation of the Company’s chief executive officer and chief financial officer, who comprise our named executive officers as they are its only two executive officers, for services rendered in all capacities to ALCiS during the fiscal year ended March 31, 2008.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation. ($) (2)	Total ($)
Brian Berchtold Chief Executive Officer and President	2008	$175,000	$21,720	$24,437	$204,385
	2007	$175,000	$96,930	$6,474	$278,404

Mark Lemma Chief Financial Officer	2008	$175,000	$86,876	$1,764	$263,640
	2007	$175,000	$162,087	$5,886	$342,973

(1)

Represents the amount of the total fair value of option awards granted in fiscal year 2008 and prior years recognized as stock-based compensation expense for financial statement reporting purposes for the fiscal year ended March 31, 2008, in accordance with SFAS No. 123(R), Share-Based Payments. Please see a discussion of all assumptions used in the valuation of these awards in Note 6 to our audited financial statements which are included in Part II, Item 7 of this report.
(2)	Consists of medical premiums paid by us and $16,772 in moving expenses paid during the year ending March 31, 2008.

Outstanding Equity Awards at Fiscal 2008 Year End Table

The following table sets forth information concerning the outstanding equity awards held by the named executive officers at March 31, 2008.

	Number of Securities Underlying UnexercisedOptions (#)			Option Exercise Price ($/Sh)	Option Expiration Date
Name	Exercisable	Unexercisable
Brian Berchtold	43,285			2.00	July 20, 2016
	25,000	25,000	(1)	2.00	July 20, 2016

Mark Lemma	43,285			2.00	July 20, 2016
	100,000	100,000	(1)	2.00	July 20, 2016

(1)	The unexercisable options vest monthly over a four year period.

Employment Contracts, and Termination of Employment and Change-in-Control Arrangements

The Company does not have employment agreements with its named executive officers or any other compensatory arrangement in the event of their resignation, retirement, or employment termination or in connection with a change-in-control. The Company does not plan on providing for retirement benefits for its named executive officers.

Director Compensation

The Company’s non-employee directors receive no annual fee or meeting fees for attending meetings of the Board of Directors or any committees of the Board. Upon initial election to the Board, non-employee directors receive a warrant to purchase 60,000 shares of the Company’s Common Stock. The warrants have a ten year term and vest quarterly over a three year period.

The following Director Compensation Table sets forth the compensation earned or paid to the Company’s non-employee directors for services rendered to ALCiS during the fiscal year ended March 31, 2008:

Director Compensation Table for Fiscal Year 2008

Name	Warrant Awards ($) (1) (2)	Total Compensation ($)
Doug Glader	$34,752	$34,752
David Booth	$6,755	$6,755
Ravinder Sajwan	$34,752	$34,752
David Scoffone	$35,709	$35,709
Jerry Jarrell	$35,709	$35,709

(1)	Represents the amount of the total fair value of warrant awards granted in fiscal year 2008 and prior years recognized as stock-based compensation expense for financial statement reporting purposes for the fiscal year ended March 31, 2008, in accordance with SFAS No. 123(R) Share-Based Payments. Please see a discussion of all assumptions used in the valuation of these awards in Note 2 and Note 6 of the Company’s financial statements that are included in Part II, Item 7 of this report.

(2)	The number of shares subject to warrant awards held at fiscal year end for their service as directors are as follows: Mr. Booth – 60,000; Mr. Glader – 60,000; Mr. Jarrell – 60,000; Mr. Sajwan – 60,000; Mr. Scoffone – 60,000.

In addition, the Company reimburses the directors for their travel expenses incurred in attending meetings of the Board or its committees, as well as for fees and expenses incurred in attending director education seminars and conferences. The directors do not receive any other compensation or personal benefits.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 25, 2008 regarding shares of the Company’s common stock beneficially owned by: (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of the Company’s named executive officers, (iii) each of the Company’s directors, and (iv) all executive officers and directors as a group. The percentage of common stock beneficially owned is based on 9,021,902 shares outstanding as of July 25, 2008. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o ALCiS Health, Inc., 2001 Gateway Place, Suite 520W, San Jose, California 95110.

	Amount of Beneficial Ownership	Percent Beneficial Ownership(1)
Name of Beneficial Owner
5% Stockholders:

Banyan Investors, LP (2)	2,000,000	20.0%
Ample Ventures (3)	877,601	9.6%
Eric Glader (4) (13)	828,505	9.2%
Al Gonsoulin (5)	801,562	8.6%
Jay Landrum	750,000	8.3%

Named Executive Officers and Directors
Brian Berchtold (6)	773,493	8.5%
Mark Lemma (7)	664,118	7.2%
David Booth (8)	113,542	1.3%
Doug Glader (9) (13)	526,167	5.8%
Jerry Jarrell (10)	181,353	2.0%
Ravinder Sajwan (11)	340,000	3.8%
David Scoffone (12)	175,000	1.9%

All Executive Officers and Directors as a Group (7 Persons) (14)	2,773,673	28.8%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (SEC), which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of July 25, 2008, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2)	Includes 1,000,000 shares subject to warrants exercisable within 60 days of July 25, 2008.
(3)	Includes 600,000 shares issued upon conversion of ALCiS-CA Series A Preferred and 195,101 shares issued upon conversion of $375,000 in ALCiS-CA convertible notes. Also includes 75,000 shares subject to warrants exercisable within 60 days of July 25, 2008.
(4)	Includes 28,505 shares subject to options exercisable within 60 days of July 25, 2008.
(5)	Includes 300,000 shares subject to warrants exercisable within 60 days of July 25, 2008.
(6)	Includes 73,493 shares subject to options exercisable within 60 days of July 25, 2008.
(7)	Includes 164,118 shares subject to options exercisable within 60 days of July 25, 2008.
(8)	Includes 50,000 shares issued upon conversion of ALCiS-CA Series A Preferred and 51,042 shares subject to options exercisable within 60 days of July 25, 2008.

(9)	Includes 125,000 shares issued upon conversion of ALCiS-CA Series A Preferred and 26,167 shares issued upon conversion of $50,000 in ALCiS-CA convertible notes. Also includes 50,000 shares subject to warrants exercisable within 60 days of July 25, 2008.
(10)	Includes 25,572 shares issued upon conversion of $50,000 in ALCiS-CA convertible notes and 130,000 shares subject to warrants exercisable within 60 days of July 25, 2008. Excludes 50,000 shares of common stock and warrants to purchase 20,000 shares held by The J.W. Jarrell Children’s’ Trust, a trust funded by Mr. Jarrell. Mr. Jarrell is not a trustee and does not have or exercise any control over these securities, and he disclaims beneficial ownership of these securities.
(11)	Includes 40,000 shares subject to warrants exercisable within 60 days of July 25, 2008. Excludes 802,601 shares and warrants to purchase 75,000 shares currently owned by Ample Ventures LLC, of which Mr. Sajwan is a managing member and as to which Mr. Sajwan disclaims beneficial ownership except as to his pecuniary interest.
(12)	Includes 50,000 shares issued upon conversion of ALCiS-CA Series B Preferred and 25,000 shares held by the Scoffone Family Trust for which he is a trustee. Also includes 50,000 shares subject to warrants exercisable within 60 days of July 25, 2008 and 50,000 shares subject to options exercisable within 60 days of July 25, 2008.
(13)	Doug Glader is Eric Glader’s father. Each disclaims beneficial ownership of the shares owned by the other.
(14)	Includes 331,986 shares and 276,667 shares subject to options and warrants, respectively, that are exercisable within 60 days of July 25, 2008.

Equity Compensation Plan Information

As of March 31, 2008, the table below provides the indicated information with respect to compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	687,575	(1)	$1.67	631,175
Equity compensation plans not approved by security holders	508,750	(2)	$2.00	—

Total	1,196,325		$1.81	631,175

(1)	Includes 18,750 options granted under our option plan prior to our merger with Emerging Delta Corporation, which we assumed in the merger, and 1,300,000 options granted under our 2004 Plan.
(2)	Consists of warrants issued to outside consultants for legal, advisory and merger related services during fiscal year 2008, and prior.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the year ended March 31, 2008, there were no transactions between the Company and its directors, executive officers and any holder of five percent or more of the Company’s common stock that are required to be disclosed pursuant to Item 404 of Regulation SB promulgated under the Securities Exchange Act of 1934, as amended.

All material transactions relating to related party transactions must be approved by the Company’s Audit Committee, which is composed of disinterested members of the Board of Directors.

Independence of Directors

The Board of Directors has determined that, except for Mr. Berchtold, each individual who currently serves as a member of the Board is, and each individual who served as a member of the Board in fiscal year 2008 was, an “independent director” within the meaning of Nasdaq Marketplace Rule 4200(a)(15). Mr. Berchtold is not independent because he is employed by us. All of the nominees are members of the board standing for re-election as directors.

Item 13.	Exhibits

The following exhibits are either incorporated by reference from prior filings or included with this filing as indicated below.

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*

3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate of Common Stock of Registrant**

4.2	Form of Warrant*

4.3	Amended 2004 Stock Plan*

4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*

4.5	Form of Lock-up Agreement for certain investors*

10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***

10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+

10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*

10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*

10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*

10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*

10.7	Form of Indemnification Agreement*

10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006****

10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006****

21.0	List of Subsidiaries*

24.0	Power of attorney*****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith

32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith

32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith

*	Incorporated by reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
****	Incorporated by reference as exhibit of the same number from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2007, and filed with the SEC on August 14, 2007.
*****	Previously filed.
+	Confidential treatment has been requested for portions of this exhibit.

Item 14.	Principal Accountant Fees and Services

Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Pannell Kerr Forster of Texas, P.C. for fiscal years ended March 31, 2008 and March 31, 2007 were as follows:

Type of Fees	2007	2008
Audit Fees	$76,914	$81,632
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$76,914	$81,632

Audit fees consist of the aggregate fees billed for the audit of our annual financial statements, including amounts related to the review of the financial statements included in our quarterly reports of Form 10-QSB. Audit-related fees are fees billed for assurance and related services reasonably related to the performance of the audit or review of the financial statements but which are not included as audit fees. Tax fees are fees billed for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Pannell Kerr Foster and the estimated fees related to these services.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCiS HEALTH, INC.

Dated: July 28, 2008	By:	/s/ Brian J. Berchtold
Brian J. Berchtold
President and Chief Executive Officer

	By:	/s/ Mark E. Lemma
Mark E. Lemma
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian J. Berchtold Brian J. Berchtold	Director, Chief Executive Officer, President	July 28, 2008

/s/ Mark E. Lemma Mark E. Lemma	Chief Financial Officer	July 28, 2008

/s/ Douglas Glader* Douglas Glader	Chairman of the Board, Director	July 28, 2008

/s/ David Booth* David Booth	Director	July 28, 2008

/s/ Jerry Jarrell* Jerry Jarrell	Director	July 28, 2008

/s/ Ravinder Sajwan* Ravinder Sajwan	Director	July 28, 2008

/s/ David Scoffone* David Scoffone	Director	July 28, 2008

*By: /s/ Mark E. Lemma Mark E. Lemma	Attorney-in-fact	July 28, 2008

ALCiS HEALTH, INC.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant*
3.2	Certificate of Amendment to Certificate of Incorporation dated February 22, 2006, and filed on February 24, 2006*
3.3	Certificate of Amendment to Certificate of Incorporation dated April 3, 2006, and filed on April 5, 2006*
3.4	Bylaws of the Registrant*
4.1	Form of Certificate of Common Stock of Registrant**
4.2	Form of Warrant*
4.3	Amended 2004 Stock Plan*
4.4	Form of Stock Option Agreement relating to the 2004 Stock Plan*
4.5	Form of Lock-up Agreement for certain investors*
10.1	Agreement and Plan of Merger among Registrant, Delta Acquisition Sub, Inc., and ALCiS Health, Inc., a California corporation, dated March 30, 2006.***
10.2	License Agreement between ALCiS and BioZone Laboratories, Inc. dated August 17, 2005, as amended on September 28, 2005, and December 27, 2005*+
10.3	Purchase Option between ALCiS and BioZone Laboratories, Inc. dated November 4, 2005*
10.4	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between ALCiS and our employees, consultants and other third-party contractors*
10.5	Form of Subscription Agreement relating to Offering consummated March 31, 2006 for the sale of common stock and warrants*
10.6	Engagement Agreement between Landrum & Company, Inc. and ALCiS effective February 1, 2006*
10.7	Form of Indemnification Agreement*
10.8	1st Amendment to Purchase Option between ALCiS and BioZone Laboratories, Inc. Dated April 13, 2006****
10.9	3rd Amendment to License Agreement between ALCiS and BioZone Laboratories, inc. dated April 13, 2006****
21.0	List of Subsidiaries*
24.0	Power of attorney*****
31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Berchtold, principal executive officer; filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark E. Lemma, principal financial officer; filed herewith
32.1	Section 1350 Certification of Brian J. Berchtold, chief executive officer and president; filed herewith
32.2	Section 1350 Certification of Mark E. Lemma, chief financial officer; filed herewith

*	Incorporated by reference as exhibit of the same number from Current Report on Form 8-K dated March 31, 2006, and filed with the SEC on April 6, 2006.
**	Incorporated by reference as Exhibit 4.1 from Registration Statement on Form 10-SB filed with the SEC on April 21, 2006.
***	Incorporated by reference as Exhibit 10.1 from Current Report on Form 8-K filed by Registrant dated March 30, 2006, and filed with the SEC on April 5, 2006.
****	Incorporated by reference as exhibit of the same number from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2007, and filed with the SEC on August 14, 2007.
*****	Previously filed.
+	Confidential treatment has been requested for portions of this exhibit.