Form 10-Q
period 2008-06-30
ALCiS Health, Inc.
filed 2008-08-14
CIK 904145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 000-51925

ALCiS HEALTH, INC.

A DELAWARE CORPORATION

IRS EMPLOYER IDENTIFICATION NO. 72-1235451

2001 Gateway Place, Suite 520W

San Jose, CA 95110

408-437-1060

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2008, there were 9,021,902 outstanding shares of common stock, par value $.001 per share.

ALCiS Health, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALCiS Health, Inc.

Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$47,569	$83,801
Inventory	322,152	340,051
Accounts receivable, net allowance for doubtful accounts of $1,300 at June 30, 2008 and March 31, 2008	110,648	32,836
Prepaid expenses and other current assets	98,159	105,515

Total current assets	578,528	562,203

Property and equipment, net of accumulated depreciation of $49,348 and $43,653 at June 30, 2008 and March 31, 2008, respectively	20,567	26,262
Deferred loan costs, net	58,286	68,000
Other assets	51,930	41,230

Total assets	$709,311	$697,695

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$546,560	$531,583
Deferred revenue	3,348	3,141
Line of credit	965,000	1,140,000

Total current liabilities	1,514,908	1,674,724

Convertible notes payable	2,072,500	700,000
Commitments and contingencies	—	—
Shareholders’ equity (deficit)
Preferred stock; $0.001 par value, 500,000 shares authorized	—	—
Common stock; $0.001 par value, 20,000,000 shares authorized, 9,021,902 shares issued and outstanding at June 30, 2008 and March 31, 2008	9,022	9,022
Additional paid-in capital	12,416,817	12,339,173
Accumulated deficit	(15,303,936)	(14,025,224)

Total shareholders’ deficit	(2,878,097)	(1,677,029)

Total liabilities and shareholders’ deficit	$709,311	$697,695

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue	$361,100	$439,756

Operating expenses
Cost of sales	149,458	158,783
Advertising and promotion	823,873	669,898
Selling, general and administrative	529,380	517,222
Product development	60,420	83,893

Total operating expenses	1,563,131	1,429,796

Operating loss	(1,202,031)	(990,040)
Other income (expense)
Interest income (expense), net	(75,036)	11,244
Other expense, net	(1,645)	(4,136)

Total other income (expense), net	(76,681)	7,108

Net loss available to common shareholders	$(1,278,712)	$(982,932)

Net loss per common share:
Basic and fully diluted	$(0.14)	$(0.11)

Number of common shares:
Weighted average outstanding, basic and fully diluted	9,021,902	8,959,594

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,278,712)	$(982,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Consultant, director and product development option and warrant expense	77,644	97,123
Debt issued in exchange for consulting services	37,500	—
Amortization of debt issue costs	19,089	—
Depreciation	5,695	5,712
Changes in operating assets and liabilities:
Inventory	17,899	(64,358)
Accounts receivable	(77,812)	2,501
Prepaid expenses and other current assets	(2,019)	44,419
Other assets	(10,700)	(1,661)
Accounts payable and accrued liabilities	14,977	(447)
Deferred revenue	207	(11,688)

Net cash used in operating activities	(1,196,232)	(911,331)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,879)

Net cash used in investing activities	—	(3,879)

Cash flows from financing activities:
Proceeds from line of credit	375,000	—
Payments on line of credit	(550,000)	—
Proceeds from issuance of common stock	—	185,000
Proceeds from convertible notes payable	1,335,000	—

Net cash provided by financing activities	1,160,000	185,000

Net decrease in cash and cash equivalents	(36,232)	(730,210)
Cash and cash equivalents at beginning of period	83,801	1,771,989

Cash and cash equivalents at end of period	$47,569	$1,041,779

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,155	$—

See accompanying notes to the consolidated financial statements.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of ALCiS Health, Inc. (“ALCiS” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments, which are, in the opinion of the Company’s management, of normal recurring nature and necessary to present fairly the financial position as of June 30, 2008 and March 31, 2008, results of operations for the three months ended June 30, 2008 and 2007 and cash flows for the three months ended June 30, 2008 and 2007. The March 31, 2008 balance sheet was derived from the audited financial statements included in the 2008 annual report on Form 10-KSB.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of ALCiS Health, Inc. for the fiscal year ended March 31, 2008, which were included in the annual report on Form 10-KSB.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future periods.

Note 2 - Organization and Business

ALCiS markets and distributes over-the-counter health care products, including ALCiS® Daily Relief Pain Relief Cream and related products. The majority of the Company’s revenue to date has been through direct-response advertising and web commerce. During the fiscal year ending March 31, 2008, however, the Company introduced ALCiS® Daily Relief Pain Relief Cream into drug and specialty stores such as Longs Drugs in California and Walgreens nationally. As of June 30, 2008, ALCiS Daily Relief Pain Relief Cream could be found at approximately 8,000 retail stores nationwide. During July 2008, the Company was successful in gaining shelf placement in all 5,200 Rite Aid stores.

The Company has incurred significant operating losses to date and has a working capital deficit and a total stockholders’ deficit of $936,380 and $2,878,097 respectively at June 30, 2008. While the Company has been successful in implementing its wholesale marketing and sales strategy evidenced by garnering distribution in approximately 13,000 chain drug and specialty retail stores as of August 1, 2008, its existing cash, cash equivalents and short-term investments, received subsequent to June 30, 2008 will be sufficient to meet its liquidity and capital requirements for only the next month or two and even that assumes promotion and advertising expenditures continue to yield approximately the same level of cash receipts from drug store customers. Therefore, the Company is currently actively attempting to raise both debt and equity financing. However, there can be no assurance that the financing efforts will be successful or that any financing raised will be on commercially attractive terms. If the Company cannot obtain additional financing on reasonable terms, there may not be sufficient capital to operate the business as planned and the Company would have to modify its business plan or curtail some or all of its operations. For example, discretionary spending, particularly advertising and promotion expenses, would be reduced in order to enable existing cash to meet capital requirements for a longer period of time.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Inventory

Inventory consists of ALCiS® Daily Relief Pain Relief Cream and related products available for sale to consumers and packing materials. Inventory is valued at the lower of first-in, first-out cost or market. Under certain payment terms with wholesale customers, the Company delays the recognition of revenue until products are actually sold to the consumer. When this is required, the Company accounts for the inventory at the customer’s facility on consignment. At June 30, 2008 and March 31, 2008, the Company had $82,314 and $72,094, respectively, of inventory at customer locations on consignment, included in inventory.

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

The Company charges to expense the prepaid royalties, that is the excess of the amounts paid over the royalties due on the current period sales. The Company does not record an asset for prepaid royalties available for future sales. The total amount of prepaid royalties available for future sales is approximately $1,355,000.

Deferred loan costs

The Company has issued warrants to certain investors for their guarantee of the line of credit facility with a regional bank. The warrants were valued using the Black-Scholes option-pricing model and the corresponding cost is amortized over the term of the guarantee. The total amount of deferred loan costs at June 30, 2008 and March 31, 2008 was $97,139 and $106,853, respectively, of which, $38,853 is recorded as prepaid expense at June 30, 2008 and March 31, 2008.

Property and equipment

Property and equipment, consisting primarily of computer equipment, is carried at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue recognition

Revenue consists primarily of products sold to wholesale accounts such as drug and specialty retail stores. The Company also sells its products directly to consumers via a telephone call center and the internet (referred to as retail sales).

The Company generally recognizes revenue on wholesale accounts, primarily drug and specialty retail stores at the time of shipment. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured. In certain cases, when the above conditions are not met, the Company defers the revenue until such time that it is appropriate. The Company established an allowance for doubtful accounts for a small number of questionable wholesale specialty accounts. At June 30, 2008, the allowance for doubtful accounts was $1,300 and was recorded as a reduction of accounts receivable. Under certain payment terms with wholesale customers, the Company delays the recognition of revenue until products are actually sold to the consumer. Revenue is recognized after confirmation is received from the customer of the total number of units sold to end users during each period.

The Company requires payment at the point of sale for all retail sales. Amounts received prior to delivery of goods to customers are not recorded as revenue. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s fulfillment center to a common carrier. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At June 30, 2008, the reserve for sales returns was $3,000 and was recorded as an accrued liability. The Company generally does not extend credit to customers for retail sales, except through third party credit cards. The majority of the retail sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales.

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial discentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent change in the market price of the underlying common stock through the valuation date is reflected in expense recorded in the subsequent period in which that change occurs.

Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method if it is an equity instrument, or the “if converted” method, if it is a debt instrument.

Loss per share is as follows:

	Three Months Ended June 30,
	2008	2007
Basic and Diluted:
Net loss available to common shareholders	$(1,278,712)	$(982,932)

Net loss per share available to common shareholders	$(0.14)	$(0.11)

Weighted average shares outstanding	9,021,902	8,959,594

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Loss per share (Continued)

At June 30, 2008 and 2007, potential dilutive common shares under the warrant agreements and the stock option plan of 4,393,225 and 4,207,600, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

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

Recently issued accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have an impact on the Company’s financial statements.

Note 4 – Equity

Common stock

During the first quarter of fiscal year 2009, the Company did not issue any common stock.

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock at a par value of $0.001. At June 30, 2008, there are no shares of preferred stock issued or outstanding.

2004 Stock Plan

Effective September 28, 2004, the Company’s Board of Directors approved the ALCiS Health, Inc. 2004 Stock Plan (the “Stock Plan”). The Stock Plan as amended on March 31, 2006, is discretionary and allows for an aggregate of up to 1,300,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock purchase rights. The Stock Plan is administered by the Board of Directors which has exclusive discretion to select participants who will receive the awards and determine the type, size and terms of each award granted.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Equity (Continued)

Options and warrants issued to employees, directors and consultants

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options and warrants which require the Company to make the following assumptions:

	Three Months Ended June 30,
	2008	2007
Expected life (years)	5.5	5.7
Risk-free interest rate	3.3%	5.0%
Dividend yield	—	—
Volatility	55%	97%

•	The term of grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

•	The risk free rate is based on the five year Treasury bond at the date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on the Company’s recent stock activity and the volatility of other companies at a similar stage of development.

Expense relating to options and warrants granted to employees and consultants was $35,295 and $45,846 for the three month periods ended June 30, 2008 and 2007, respectively. Expense relating to the options and warrants granted to directors was $42,349 and $51,277 for the three month periods ended June 30, 2008 and 2007, respectively, and there is $158,612 associated with non-vested awards for the directors that will be expensed in the future over a weighted average period of .67 years.

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

Additionally, under the terms of the agreement, the Company has paid the Manufacturer a non-refundable prepaid royalty totaling $400,000 over the last three fiscal years.

In general, the agreement terminates upon the expiration of the Manufacturer’s patents used in ALCiS® Daily Relief Pain Relief Cream. The Manufacturer is currently the Company’s sole provider of ALCiS® Daily Relief Pain Relief Cream.

Operating Lease

The Company leases its office space under a non-cancelable operating lease which expires in August 2008. Rent expense was $32,073 and $32,463 for the three months ended June 30, 2008 and 2007, respectively. The Company has reached an agreement with the landlord of its current office space for an additional 18 months. It is expected that the new lease will be signed prior to the current lease expiration.

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Bank Operating Line of Credit

On October 1, 2007, the Company entered into a revolving line of credit with a local business bank. The original borrowing base under the agreement was established at $500,000. The line is secured by the Company’s assets and matures on October 1, 2008, subject to renewal or conversion to a term loan at the bank’s discretion. The line bears interest at the banks prime rate plus 1.5% and was guaranteed by a current investor who was provided 75,000 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee on the initial $500,000 line. The warrants vested immediately and are exercisable for a term of five years. The fair value of the warrants was estimated to be $82,216 using the Black-Scholes option-pricing model and will be recorded as interest expense over the life of the loan guarantee.

During January 2008, the Company obtained an $800,000 increase to its revolving line of credit with the bank, increasing the line to $1,300,000. The additional line is guaranteed by four current investors who were provided a total of 120,000 five-year warrants to purchase the Company’s common stock with an exercise price of $2.00 per share as consideration for the guarantee. The warrants vested immediately and are exercisable for a term of five years. The fair value of the warrants was estimated to be $54,905 using the Black-Scholes option-pricing model and will be recorded as interest expense over the life of the loan guarantee.

During the quarter ending June 30, 2008, $18,155 was recorded as interest expense in the statement of operations relating to the line of credit. Interest only payments are due on the note each month. At June 30, 2008, the interest rate was 6.5% and the outstanding borrowings were $965,000. Also during the quarter, $9,714 was recorded as interest expense in the statement of operations for the amortization of the fair value of the warrants with $97,140 remaining as deferred loan costs as of June 30, 2008.

Note 7 – Convertible Notes Payable

During the third quarter of fiscal 2008, the Company received $600,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 8%. Of the total, $75,000 was received from two directors. The notes and accrued interest automatically convert into debt or equity upon a “Qualified Financing” which is defined as any debt or equity offering by which the Company secures gross proceeds of $4.0 million or more (whether as equity, debt or other consideration), including the amounts received under these convertible notes. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after March 31, 2009, provided that the Company may extend the note maturity date to December 31, 2009, in which case the interest rate would increase to 10%. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 25% of the note principal divided by the price per share of the stock sold in the Qualified Financing or the price per share at which the equity underlying or associated with the debt is issuable. The value of the warrants was not calculated as the number and price of the warrants will not be determined until conversion.

During March 2008, the Company received $100,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 10% and are due on demand at any time after September 30, 2009. The notes and accrued interest automatically convert into equity upon a “Qualified Financing” which is defined as any equity offering by which the Company secures gross proceeds of $4.0 million or more. The notes will convert into equity at a 40% discount to the shares issued in the financing. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 50% of the note principal divided by the price per share of the stock sold in the Qualified Financing. The value of the warrants was not calculated as the number and price of the warrants will not be determined until conversion. During the quarter ending June 30, 2008, the Company received an additional $1,335,000 in cash from the placement of unsecured convertible promissory notes under these same terms.

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

ALCiS Health, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Notes Payable (Continued)

The original note holders from the third quarter have indicated that they will accept the new terms and the Company is in the process of completing the required amendments. Since the Company is reasonably certain that these note holders will accept the more favorable terms, the notes are classified as long-term in the balance sheet, reflecting the amended maturity date.

During the quarter ending June 30, 2008, in conjunction with the placement of the promissory notes noted above, the Company issued an additional $37,500 promissory note to a consultant in exchange for services. The note issued carries the same terms as noted above.

Note 8 – Subsequent Events

During the period July 1, 2008 through August 11, 2008, the Company received $150,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 10% and are due on demand at any time after September 30, 2009. The notes and accrued interest automatically convert into equity upon a “Qualified Financing”, as described in Note 7. The notes will convert into equity at a 40% discount to the shares issued in the financing. If a Qualified Financing does not occur, the notes and any accrued interest are due and payable on demand, which may be made at any time after September 30, 2009. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 50% of the note principal divided by the price per share of the stock sold in the Qualified Financing. The value of the warrants cannot be calculated as the number and price of the warrants will not be determined until conversion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes, included in this Form 10-Q filing. The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Cautionary Statement Regarding Forward Looking Statements

This Management’s Discussion and Analysis includes forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, its beliefs, its assumptions, and its goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “forecasts,” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. Examples of such forward-looking statements are the Company’s growth strategy of achieving increased sales in the retail channel, and introducing and marketing new products and technologies that meet our customers’ requirements; our expectation that our products will be successful at retail chains such as Walgreens and RiteAid; our expectation for increased quarterly revenues resulting from planned increased advertising; our expectation that our revenue mix will move toward more of our revenue coming from sales to retail stores versus direct to consumer sales; our plans to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets and therefore increase our R&D expenses; our plans to further expand our sales and marketing initiatives in the next several quarters including increased headcount; our planned increase in direct to consumer media, and public relations, which can be expected to cause continued increases in advertising and promotion expenses; the belief that the Company through its contract manufacturer has ample production capacity in place to handle any projected increase in business for the next fiscal year; the anticipation that the available funds and expected cash usage from operations will be sufficient to meet liquidity and capital requirements only for the next month or two, assuming our advertising monies spent yield approximately the same amount of cash receipts from new orders; our expectation that net interest expense will increase as the Company draws up to $1.3 million on the operating line of credit; our belief that sales into the retail channel will yield higher profit than our direct sales to consumers and our strategy of introducing and marketing new products and technologies that meet our customers’ requirements; and our contingency plan if we don’t raise adequate financing to then reduce expenses so that we can stretch our cash. These statements are only predictions, not a guaranty of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include no material adverse changes in the demand for the Company’s products; competition to supply OTC products in the markets in which the Company competes does not increase and cause price erosion; that there are no unexpected manufacturing issues as production ramps up; customers not cutting back, delaying, or canceling orders or reducing the number of stores that carry our product; the demand for the Company’s products is such that it would be unwise not to decrease research and development; our not being able to obtain an increased accounts receivable credit line on commercially reasonable terms; our having unanticipated cash requirements; our ability to effectively reduce cash expenses quickly or raise additional financing on attractive terms as a contingency; and our being successful in our retail channel launch and development of new products as well as other risks and factors set forth in this Form 10-Q, including those incorporated by reference from our fiscal 2008Form 10-KSB in Part II, Item 1A under “Risk Factors.” The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, the readers are cautioned not to place undue reliance on such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. The critical accounting policies are described in Item 6, “Management’s Discussion and Analysis or Plan of Operations” of our annual report on Form 10-KSB for the year ended March 31, 2008.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since March 31, 2008.

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

Since formation, ALCiS’ principal activities have consisted of securing rights to proprietary technologies for its topical analgesic pain relief products, product and market research and development resulting in the filing of four trademark applications and the development of five proprietary products, research into the markets for ALCiS’ products and the best channels through which to sell them, providing samples and selling to end customers and resellers to develop these channels, business planning and raising the capital necessary to fund these activities.

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

ALCiS began selling its products in May 2005 via a direct to consumer model with an infomercial and an internet presence. During fiscal year 2008, the Company began penetration of the drug and specialty retail market and began to decrease its reliance on direct to consumer sales. During the quarter ending June 30, 2008, for the first time, the majority of the Company’s revenue came from wholesale sales to the drug and specialty stores such as Walgreens and Rite Aid.

During the year ending March 31, 2008, the Company gained distribution in over 8,000 drug and specialty stores. The most significant regional chains were Longs Drugs, Kinney Drugs, Duane Reade, Discount Drug Mart and Harmon Stores. The Company also became an approved vendor at two national distributors, AmerisourceBergen and Cardinal Health. In addition, the Company began shipping nationally to Walgreens in late December 2007, with the full roll-out occurring in February 2008. During the first quarter of fiscal 2009, ALCiS continued its retail channel expansion, most notably with the addition of Rite Aid with approximately 5,200 stores.

In the future, we expect an increasing amount of our revenue to come from wholesale sales to drug and specialty stores due to our national distribution rather than direct-to-consumer. However, in order to increase consumer awareness and drive demand to our national distributors, we will need to increase our advertising and promotion dramatically.

Our current growth strategy relies on increased advertising and promotion, the continued successful expansion of our current products into the retail channel, and our ability to continuously and successfully introduce and market new products and technologies that meet our customers’ requirements. There can be no assurance that our growth strategy will be successful.

Our principal market is the United States, which accounts for 99% of all sales. The Company has made a small amount of sales to a distributor in India, but the amount is immaterial.

Our assets are all located in the United States.

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2008 were $361,100 compared to $439,756 for the same period in 2007, representing an 18% decrease. During the quarter ending June 30, 2007, the bulk of the revenue was direct-to-consumer via our infomercial and website. In contrast, during the most recent quarter ending June 30, 2008 the majority of our revenue came from wholesale sales to drug and specialty stores. Throughout fiscal 2008, the Company purposefully decreased its spending on media and advertising for promotion in the direct to consumer channels, thus causing a corresponding decrease in direct to consumer sales. Throughout this time, the Company concentrated its resources on penetration of the drug and specialty store wholesale channels. Because of this, the Company was successful in gaining distribution in over 13,000 retail stores nationwide during the same timeframe.

Gross Profit

Gross profit represents net revenue less cost of sales. Cost of sales includes the cost of purchasing product, cost associated with packaging, testing, and quality assurance, the cost of personnel, facilities, and equipment associated with manufacturing support, shipping costs and charges for excess inventory.

	Three months ended June 30,
	2008	2007
Net Revenue	$361,100	$439,756
Cost of Sales	$149,458	$158,783

Gross Profit	$211,642	$280,973

Gross Margin	59%	64%

The gross margin percentage was 59% for the first quarter of fiscal year 2009 compared to 64% for the same period in the previous year. The decline is primarily due to decreases in the volume of product we purchased and the absorption of certain fixed costs from our new fulfillment center which we contracted in fiscal 2008 to handle product deliveries to our new wholesale customers.

Advertising and Promotion Expenses

Advertising and promotion expenses consist primarily of television and print media, outside sales commissions, call center expenses, public relations, product sampling and employee related expenses.

Advertising and promotion expenses for the three months ended June 30, 2008 were $823,873 which represent an increase of $153,975 or 23% from $669,898 during the same period in the previous year. For the second straight quarter, we increased our advertising and promotional expenses sequentially, with campaigns to coincide with shipments to major retailers. The increase is primarily attributed to an increase in media to promote sales at the retail and specialty stores with a specific mention of Walgreens on our television spots.

As we now need to support our national retail distribution, the Company has plans to further expand its sales and marketing initiatives in the next several quarters including increased headcount, ramp up in media, and more public relations, which can be expected to cause continued increases in advertising and promotion expenses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses consist primarily of employee-related expenses, stock based compensation, insurance, occupancy expenses, and professional fees such as legal, auditing, and tax services.

SG&A expenses for the three months ended June 30, 2008 increased $12,158 or 2% to $529,380 from $517,222 for the comparable period in the previous year. The slight increase was due to consulting expenses incurred in conjunction with the Company’s bridge financing offset in part by lower stock-based compensation costs in comparison to the same period of the previous year.

Product Development Expenses

Product development expenses are primarily comprised of consulting payments to the manufacturer and formulator of our products. The Company incurred $60,420 in product development costs during the three months ended June 30, 2008 as compared to $83,893 in the corresponding period in the previous year.

We plan to conduct product development activities to enhance our product offerings in order to meet current and future requirements of our customers and markets. As such, product development expenses are likely to increase throughout the fiscal year.

Other Income (Expense), Net

The Company incurred net interest expense of $75,036 during the three months ending June 30, 2008 and earned net interest income of $11,244 during the corresponding three month period in the previous year. Interest expense increased substantially due to the use of our operating line of credit, accrued interest on the convertible notes and warrants issued as debt issue costs to the guarantors of the operating line of credit.

Provision for Income Taxes

Provision for income taxes represents federal and state taxes. There was no provision for income taxes for the periods ended June 30, 2008 and 2007. The Company has generated net operating losses since inception which may be available to reduce future taxable income. There is currently a full valuation allowance against our deferred tax asset.

Financial Condition

Liquidity and Capital Resources

The Company ended the quarter with $47,569 in cash and cash equivalents. Our cash and cash equivalents decreased $36,232 during the three months ended June 30, 2008, from $83,801 at March 31, 2008. The decrease is mainly attributed to negative cash flows from operating activities.

Our operating activities used cash of $1,196,232 for the three months ended June 30, 2008, compared to cash usage of $911,331 for the same period in the prior fiscal year. The negative cash flows during the first quarter of fiscal 2009 from operating activities were primarily attributable to the increased infrastructure, inventory, accounts receivable and advertising, sales and marketing expenses required to support our introduction into the retail drug and specialty stores. Our net loss was $1,278,712, which includes non-cash charges for consultant warrant expense of $3,605 and SFAS No. 123R stock based compensation expenses associated with employee options and director warrants of $74,039. Working capital sources of cash included a decrease in inventory $17,899, and an increase in accounts payable and accrued liabilities of $14,977. Working capital uses of cash included an increase in accounts receivable of $77,812, and an increase in other assets of $10,700.

In the three month period ending June 30, 2007, the negative cash flows from operating activities were $911,331 which were primarily attributable to developing our line of products and marketing plan. Our net loss was $982,932 while working capital uses of cash included an increase in inventory of $64,358, and a decrease in deferred revenue of $11,688. Working capital sources of cash included a decrease of prepaid expenses and other current assets of $44,419. Of this net loss, $97,123 resulted from stock-based compensation charges and was therefore non-cash.

The Company did not use any cash in investing activities by purchasing property and equipment during the three months ending June 30, 2008 compared to $3,879 during the same period of the last fiscal year.

There was $1,160,000 of net cash provided from financing activities during the three months ended June 30, 2008. The proceeds consisted of net advances on the Company’s operating line of credit of $375,000 offset by payments of $550,000 to the line of credit, and the issuance of convertible promissory notes of $1,335,000. During the same period of fiscal year 2008, net cash provided from financing activities was $185,000 which resulted from the sale of the Company’s common stock or from exercise of warrants.

We believe that our manufacturing provider has substantial production capacity in place to handle any projected increase in business for this fiscal year.

We also believe our existing cash, cash equivalents and short-term investments and funds available under our credit line will be sufficient to meet liquidity and capital requirements only for the next month or two, and even that assumes our advertising monies spent yield approximately the same amount of cash receipts from new orders. We are, therefore, currently actively attempting to raise both debt and equity financing. Should we have difficulty in raising such financing in a timely manner, we will reduce our discretionary spending, particularly our advertising and promotion expenses, in order to enable our existing cash and credit line availability to meet our requirements for such or possibly a longer time period.

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

Contractual Obligations

ALCiS has entered into a perpetual, worldwide exclusive license for use of certain technology in topical analgesic pain relief products and a nonexclusive license on a number of other products. For the license, ALCiS has agreed to pay a royalty rate based on sales with a minimum payment of $25,000 per month ($50,000 after December 31, 2008) to continue its exclusive license agreement. Additionally, the Company paid the manufacturer a non-refundable prepaid royalty totaling $400,000 during fiscal years 2006, 2007 and 2008.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding ALCiS Health, Inc. and Emerging Delta Corporation (the name of the Registrant prior to the Merger).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2008, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

No First Quarter Changes. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal 2009 first quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, such control.

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

On July 2, 2008, a complaint was filed against the Company and two individual defendants, Jay Landrum and Eric Glader, in California Superior Court, Santa Clara County, (Case No. 108CV116101) by FlexPower, Inc., a California corporation. The Company has not yet been served although one of the individual defendants was recently served. The complaint alleges in part that the individuals, who were involved with the formation of the Company in June, 2004, breached contractual and/or fiduciary duties to the plaintiff in disclosing and using confidential information of the plaintiff (including the formulation and ingredients for its product and its manufacturer) for the Company’s benefit which facilitated the Company entering into an exclusive contractual business relationship with its current contract manufacturer and licensor who had previously made product for plaintiff. The complaint alleges that in doing so the Company (and the individual defendants) misappropriated plaintiff’s trade secrets, unfairly competed with plaintiff, and interfered with plaintiff’s contract and prospective business advantage. The complaint seeks general, specific, and punitive damages plus interest and attorneys fees. Assuming the Company is served, the Company intends to deny the allegations and vigorously defend itself. The Company is reviewing the facts and circumstances relating to the complaint and available defenses, which may include statute of limitations and laches.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1 of Part I of our Form 10-KSB for the fiscal year ended March 31, 2008, filed on June 27, 2008, which risk factors are hereby incorporated by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending June 30, 2008, the Company received $1,335,000 in cash from the placement of unsecured convertible promissory notes which bear interest at 10% and are due on demand at any time after September 30, 2009. The notes and accrued interest automatically convert into equity upon a “Qualified Financing” which is defined as any equity offering by which the Company secures gross proceeds of $4.0 million or more. The notes will convert into equity at a 40% discount to the shares issued in the financing. Each note holder also received five-year warrants to purchase that number of Company common shares equal to 50% of the note principal divided by the price per share of the stock sold in the Qualified Financing. The convertible notes and warrants were sold to individual accredited investors. The Company relied on Rule 506 promulgated under Regulation D as an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the convertible debt and warrants and any subsequent issuance of the underlying common shares upon conversion and upon exercise of the corresponding warrants.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2008.

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